Form 10QSB
period 1999-09-30
DOT COM ENTERTAINMENT GROUP INC
filed 1999-11-12
CIK 1079279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: September 30, 1999

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to __________________

                        Commission file number: 0 - 26597

                        DOT COM ENTERTAINMENT GROUP, INC.
                 (Name of Small Business Issuer in its charter)

                  Florida                                 58-2466312
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                             Number)

300 Pearl Street, Suite 200, Buffalo,                     NY  14202
(Address of principal executive offices)                 (zip code)

                                (905) 337 - 8524
                            Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes__X__ No_____

  (Registrant has been subject to filing requirements since September 2, 1999)


As of November 10, 1999, the registrant had 10,500,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);

                                Yes_____ No__X__

Part I - Financial Information

Item 1 - Financial Statements


                        DOT COM ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                     (Audited)
                                                     September 30,    (Note 1)
                                                        1999        December 31,
                                                     (unaudited)       1998
                                                    ---------------------------

 Cash                                                   $  12,584      $   3,419
 Accounts receivable                                      166,797         12,267
 Other receivables                                         72,908           --
--------------------------------------------------------------------------------
 Current assets                                           252,289         15,686
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                        $ 252,289      $  15,686
================================================================================


 Current liabilities                                    $  93,557      $   5,885


--------------------------------------------------------------------------------
 Total liabilities                                         93,557          5,885
--------------------------------------------------------------------------------

 Stockholders' equity
 Common stock, $0.001 par value
 authorized 50,000,000 shares
 issued and outstanding at
 June 30, 1999 - 10,500,000 shares, 1998 - 130             10,500            130

 Additional paid in capital                               238,050           --

 Retained earnings (deficit)                              (89,818)         9,671
--------------------------------------------------------------------------------
                                                          158,732          9,801
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                        $ 252,289      $  15,686
================================================================================

(See accompanying notes)

                        DOT COM ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)

                                                Three Months Ended                        Nine Months Ended
                                                   September 30,                             September 30,
                                            1999                  1998                 1999                1998
                                                                 Note (2)                                Note (2)
                                         ---------------------------------        ----------------------------------
 Revenues
 Royalties                               $    106,703         $     27,813         $    224,224         $     58,608
 Support & Maintenance                         50,000                 --                 75,000                 --
 Advertising                                     --                   --                    743                 --
--------------------------------------------------------------------------------------------------------------------
                                              156,703               27,813              299,967               58,608

 Expenses
 Marketing                                     45,822                 --                131,622                 --
 Development                                   52,633               28,671              134,001               36,118
 General and administrative                    62,403                4,516              133,832                9,479
--------------------------------------------------------------------------------------------------------------------
                                              160,858               33,187              399,455               45,597

--------------------------------------------------------------------------------------------------------------------
 Net income (loss) before taxes                (4,155)              (5,374)             (99,488)              13,011
--------------------------------------------------------------------------------------------------------------------

 Income taxes                                    --                   --                   --                  3,000

--------------------------------------------------------------------------------------------------------------------
 Net income (loss)                       $     (4,155)        $     (5,374)        $    (99,488)        $     10,011
====================================================================================================================


 Weighted average number of shares
   outstanding                             10,500,000            1,000,000           10,222,222            1,000,000

--------------------------------------------------------------------------------------------------------------------
 Earnings (loss) per share               $      (0.00)        $      (0.01)        $      (0.01)        $       0.01
====================================================================================================================


 (See accompanying notes)

                 DOT COM ENTERTAINMENT GROUP, INC.
                   (A Development Stage Company)
                  CONSOLIDATED CASH FLOW STATEMENTS
                            (unaudited)

                                                                     Three Months Ended                   Nine Months Ended
                                                                        September 30,                       September 30,
                                                                   1999              1998              1999              1998
                                                                                    Note (2)                           Note (2)
----------------------------------------------------------------=============================        ===========================
 OPERATING ACTIVITIES
 Net income (loss) for the period                                $  (4,155)        $  (5,374)        $ (99,488)        $  10,011
--------------------------------------------------------------------------------------------------------------------------------
                                                                    (4,155)           (5,374)          (99,488)           10,011
 Changes in non-cash working capital related to operations
     Accounts receivable                                           (10,251)           (2,813)         (154,530)          (23,297)
     Other receivables                                             (72,908)          (72,908)
     Accounts payable                                               80,286              (116)           87,671              (204)
     Income taxes payable                                             --                --                --               3,000

--------------------------------------------------------------------------------------------------------------------------------
 Cash used in operating activities                                  (7,028)           (8,303)         (239,255)          (10,490)
--------------------------------------------------------------------------------------------------------------------------------

 INVESTMENT ACTIVITIES                                                --                --                --                --

--------------------------------------------------------------------------------------------------------------------------------
 Cash provided by (used in) investment activities                     --                --                --                --
--------------------------------------------------------------------------------------------------------------------------------

 FINANCING ACTIVITIES
 Issuance of common stock, net                                        --                --             248,420              --

--------------------------------------------------------------------------------------------------------------------------------
 Cash provided by financing activities                                --                --             248,420              --
--------------------------------------------------------------------------------------------------------------------------------

 Net increase(decrease) in cash during the period                   (7,028)           (8,303)            9,165           (10,490)

 Cash position, beginning of period                                 19,612             8,858             3,419            11,045

--------------------------------------------------------------------------------------------------------------------------------
 Cash position, end of period                                    $  12,584         $     555         $  12,584         $     555
================================================================================================================================



 A. Cash position

 Cash position is defined as cash on hand and balances with banks

 B. Interest and income taxes paid

     Interest paid                                                    --                --                --                --
     Income taxes paid                                                --                --                --                --

(See accompanying notes)

                        DOT COM ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


1.   December 31, 1998 Comparative Balance Sheet

The December 31, 1998 comparative balance sheet is the audited balance sheet of The Precyse Corporation ("Precyse"), which is the most recent annual audited period. On January 27, 1999, Dot Com Entertainment Group ("DCEG") acquired 100% of the shares of Precyse. Since substantially all of the previous owners of Precyse now comprise most of the directors and officers of DCEG, and they have effective operating control of the combined company, the acquisition of Precyse by DCEG has been accounted for showing Precyse as the accounting acquirer as per SAB 2:A:2 of SEC guidance. Until its name change on February 2, 1999, DCEG was formerly known as Affiliated Adjusters, Inc. ("Affiliated"), a State of Florida corporation which, since being organized on December 11, 1981, conducted no business and had only nominal assets and liabilities.


2.   Comparatives for the Three and Nine Months ended September 30, 1998.

The comparative income statements and cash flow statements for the three and six months 1998 present the historical financial statements of Precyse. The Precyse financial statements are presented since substantially all of the previous owners of Precyse now comprise most of the directors and officers of DCEG, and they have effective operating control of the combined company and as a result the acquisition of Precyse by DCEG has been accounted for showing Precyse as the accounting acquirer as per SAB 2:A:2 of SEC guidance.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

Dot Com Entertainment Group, Inc. ("Dot Com" or the "Company") is an Internet software development company, specializing in the creation and support of Internet entertainment products and related services. Dot Com derives its revenues from several sources, including its assessment of license fees and royalties from the use of its software. Additionally , Dot Com provides licensees with technical support, maintenance, software upgrades, information and systems consulting services, and marketing and promotional initiatives and services geared toward generating goodwill and brand awareness.

Dot Com's existing product is an Internet bingo game, CyberBingo (TM). Dot Com is not an Internet gaming company, in that it does not directly or indirectly accept wagers used to play games of chance on the Internet. Rather, it develops and licenses the use of its commercial software product and trademark to independent third parties located in jurisdictions that permit Internet gaming as a legitimate business enterprise.

The Company operated without revenue until May, 1998. Since that time, Dot Com has experienced continual revenue growth through the assessment of license fees and support and maintenance. To date the Company has had one licensee, The CyberBingo Corporation ("TCC"), located in St. John's, Antigua.

The following tables set forth selected information from the statements of operations for the three and nine months ended September 30, 1999 and 1998 and the balance sheets as at September 30, 1999 and December 31, 1998.

Selected Statement of Operations Information

                                              Three months ended                                    Nine months ended
                                 September 30, 1999        September 30, 1998         September 30, 1999       September 30, 1998
---------------------------- -------------------------- -------------------------- -------------------------- ----------------------
Revenues                              156,703                    27,813                     299,967                    58,608
---------------------------- -------------------------- -------------------------- -------------------------- ----------------------
Operating expenses                    160,858                    33,187                     399,455                    45,597
---------------------------- -------------------------- -------------------------- -------------------------- ----------------------
Net Income                             (4,155)                   (5,374)                    (99,488)                   10,011
---------------------------- -------------------------- -------------------------- -------------------------- ----------------------

Selected Balance Sheet Information

                                At September 30, 1999      At December 31, 1998
----------------------------- -------------------------- ----------------------
Total Assets                           252,289                    15,686
----------------------------- -------------------------- ----------------------
Stockholders' equity                   158,732                     9,801
----------------------------- -------------------------- ----------------------


Three Months Ended September 30, 1999 Compared to September 30, 1998.


Revenues increased to $156,703 for the three months ended September 30, 1999 as compared to $27,813 for the same period in the prior year. The primary reason for the increase in revenue is the heightened level of activity of the Company's licensee, resulting in higher royalty and support revenues in fiscal 1999. In its efforts to market and improve the Company's products, Dot Com's expenses also increased significantly over the prior year resulting in a loss of $4,155 for the three months ended September 30, 1999 as compared to a loss of $5,374 for the comparable period in 1998. The increased expenses are primarily related to staffing, office, overhead, support and maintenance, development and marketing, and public company regulatory expenses, which are associated with the Company's increased business activity during fiscal 1999. During fiscal 1998, the Company had limited operations, resulting in significantly lower expense levels.

The three and nine months 1998 comparative income statements and cash flow statements contained in this quarterly report have been prepared presenting only the operations of The Precyse Corporation ("Precyse"), acquired by Dot Com in January, 1999. Precyse's operations are presented since the acquisition of Precyse by Dot Com and have been accounted for by showing Precyse as the accounting acquiror since substantially all of the previous owners of Precyse now comprise most of the directors and officers of Dot Com, and they have effective operating control of the combined company (Also see SAB 2:A:2 of SEC guidelines).


Nine Months Ended September 30, 1999 Compared to September 30, 1998.


Revenues increased to $299,967 for the nine months ended September 30, 1999 as compared to $58,608 for the same period in the prior year. The primary reason for the increase in revenues is the heightened level of activity of the Company's licensee, resulting in higher royalty and support revenues in fiscal 1999. Further contributing to the increase in revenue is that the fiscal 1998 results only represent five months of revenue since revenue -generating activities only began in May of 1998. In its efforts to market and improve the Company's products, Dot Com's expenses increased significantly over the prior year, resulting in a loss of $99,488 for the nine months ended September 30, 1999 as compared to a profit of $10,011 for the comparable period in 1998. The increased expenses are primarily related to staffing, office, overhead, support and maintenance, development and marketing, and public company regulatory expenses, which are associated with the Company's increased business activity during fiscal 1999. During fiscal 1998, the Company had limited operations, resulting in significantly lower expense levels.

The three and nine months 1998 comparative income statements and cash flow statements contained in this quarterly report have been prepared presenting only the operations of The Precyse Corporation ("Precyse"), acquired by Dot Com in January, 1999. Precyse's operations are presented since the acquisition of Precyse by

Dot Com and have been accounted for by showing Precyse as the accounting acquiror since substantially all of the previous owners of Precyse now comprise most of the directors and officers of Dot Com, and they have effective operating control of the combined company (Also see SAB 2:A:2 of SEC guidelines).


September 30, 1999 Balance Sheet Compared to December 31, 1998.


At September 30, 1999, total assets increased to $252,289 from $15,686 at December 31, 1998. The increase is due primarily to higher accounts receivable of $166,797 and other receivables of $72,908 at September 30, 1999 compared to $12,267 and nil respectively at December 31, 1998. The increase in accounts receivable represents the heightened level of activity of the Company's licensee, resulting from higher royalty and support revenues. The balance in other receivables represents payments made by Dot Com on behalf of its licensee and other amounts for which Dot Com will be repaid.

Total liabilities increased to $93,557 at September 30, 1999 from $5,885 at December 31, 1998. This increase is due to the heightened level of business activity of Dot Com in the current year compared to that leading to the year-end December 31, 1998.


Risks and Uncertainties

We have identified that there is uncertainty in North America relating to the lawfulness of Internet gaming. As such, notwithstanding the fact that the CyberBingo (TM) game system is licensed by TCC, which operates from Antigua, where such business is lawful if licensed, governments elsewhere, including the federal, state or any local governments in the United States may take the position that Cyber Bingo(TM) is being played unlawfully in their jurisdiction. Accordingly, the Company may face criminal prosecution in any number of jurisdictions, either for operating an illegal gaming operation, or as aiding ad abetting others, such as its licensees, in operating an illegal gaming operation. The Company has not devoted any of its limited resources to investigating the legal climate in which it operates. Many of the issues facing the Company are the same as those facing all other e-commerce providers, as current laws are not clear as to who, if anyone, has jurisdiction over Internet-based commerce. A number of proposals have been presented in the United States congress to expressly ban Internet gaming, although none of these proposals have yet been enacted. Although the Company intends to do business worldwide, any enforceable ban on Internet gaming in the United States would have a material adverse effect on the Company's business and both its short-term and long-term liquidity and its revenues from operations.


Liquidity and Capital Resources

In February, 1999 Dot Com raised an aggregate of $249,420 in capital through the sale of shares pursuant to a private placement made in accordance with Rule 504 under the Securities Act. These funds allowed the Company to increase its marketing and development efforts. The consolidated income statements and statements of cash flows for the three and nine months ended September 30, 1999 reflect the results of these higher expenditures. Although there has been a significant use of cash for the three and nine months ended September 30, 1999 resulting from investments in working capital (as reflected in the significantly higher accounts receivable balance) and expenses associated therewith, management believes that through continued revenue improvements, the collection of accounts receivable in the ordinairy course of business and by continuing to match expenses with cash resources, the Company has sufficient cash-flow to meet its ongoing obligations. The Company's marketing expenditures during the nine months of fiscal 1999 were made on a discretionary basis, with no ongoing commitments, based on the cash resources available. These marketing efforts and other discretionary expenditures will be reduced, if necessary, to reflect the cash resources on hand from time to time. At September 30, 1999 the Company had working capital of approximately $159,000 as compared with approximately $10,000 at December 31, 1998.

Management also believes that it must raise additional funds in order to meet its objectives, which are to release new software products every three months and successfully market its existing software products on an international level. Part of Dot Com's business plan is to become a first mover in this emerging on-line entertainment industry. Management believes that if it can successfully raise $10,000,000, it will have sufficient resources to initiate an international marketing infrastructure for its software products, make possible acquisitions of related businesses, which it has not yet identified, and fund all development and other expenses. Management is seeking to raise up to $10,000,000 in equity through a private placement. At the present time, the Company has held discussions with a number of investment banks and institutional investors, but has no commitments from anyone to raise funds.

There are presently no material commitments for capital expenditures. Due to the nature of its business, the Company does not require significant outlays for capital expenditures and, as a result, is not planning for any material capital expenditures for the foreseeable future, unless and until additional financing is realized.


Year 2000 Issues

State of Readiness:        Company Internal Computer Systems

All of the software and hardware systems used in the development and operation of Dot Com's products and services have been certified Y2K compliant by its hardware and software vendors. All personal computer desktops, servers and laptops are Y2K compliant. All Company hardware systems are supplied by either Dell or Compaq and have all been manufactured after June of 1998. All Company computer stations run Microsoft NT 4.0 and SP4 operating systems and have been certified compliant by Microsoft Corporation. All development tools and database management systems have been certified compliant by Imprise Corporation and Microsoft Corporation. (Delphi 4.0, MS-MDAC MSODBC, MS SQL Server 6.5 SP5)

State of Readiness - TCC Computer Systems:

All hardware and software systems are Y2K ready. Network computer servers and routers are certified Y2K compliant by the vendors (Compaq Computers and Cisco Systems) with all computer systems supplied by Compaq and have all been manufactured after July 1997.

All computer systems are running Microsoft NT 4.0 SP4 operating systems and have been certified compliant by Microsoft Corporation. TCC's DataBase Management Platform (back end database services) are implemented on Microsoft SQL Server Version 6.5 with Service Pack 5. Microsoft Corporation certifies that this configuration is Y2K compliant.

Client Applications Developed by Dot Com

All of Dot Com's software applications currently running on TTC systems are Y2K ready. All date specific code segments have been analysed and the Company has verified that all date-time variables are using 4-digit date formats and are therefore Y2K compliant.

Costs to Address the Company's Readiness:


The Company anticipates that there will be no additional costs associated with the implementation of Y2K hardware or software systems.

The Risks:

The potential exists and we are exposed to a risk that certain of our systems or those of our licensees will fail or suffer impairment as a result of thee Y2K issue. Although management believes that all hardware is Y2K compliant, there is a risk that the Company's reliance on certain hardware systems, software and related services could result in a complete system failure to its software and/or hardware systems and/or any related information technology system including communication systems. Although the Company relies on systems developed using current technology and on systems designed to be Y2K compliant, we may have to replace, upgrade or re-engineer or program certain systems to ensure that all technology will be Y2K compliant when operating together.

Other identified risks include the failure of necessary services such as power and Internet service access.

Contingency Plans:

The Company does not have a plan to resolve potential service interruptions due to long-term power or Internet service outages. Short-term power fluctuations are being addressed through the use of un-interruptable power supplies and diesel generator backup systems at the location of our licensee in Antigua.

Unanticipated date related issues that originate due to the Y2K event will be immediately corrected or fixed by our software developers. Y2K related issues, which originate due to bugs in Microsoft software systems which have not been identified by Microsoft will be analysed by Dot Com and an attempt will be made to immediately implement work-around systems to correct problems.


Forward Looking Statements

Dot Com is a development-stage company. Certain of the information contained in this document constitutes "forward-looking statements", including but not limited to those with respect to the future revenues and the Company's development strategy, involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the continued acceptance of the Internet, number of visits to the Company's and its affiliates' websites, as well as those factors disclosed in the Company's documents filed from time to time with the United States Securities and Exchange Commission.


Item 6 - Exhibits and Reports on Form 8-K

There are no reports on Form 8-K that were filed for the quarter.

Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOT COM ENTERTAINMENT GROUP, INC.
(Registrant)



Date:  November 11, 1999                    /s/  SCOTT WHITE
                                            ----------------------------
                                            Scott White
                                            President

Date:  November 11, 1999                    /s/  PERRY MALONE
                                            ----------------------------
                                            Perry Malone
                                            VP Technology