Form 10KSB
period 1999-12-31
DOT COM ENTERTAINMENT GROUP INC
filed 2000-03-30
CIK 1079279

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                        DOT COM ENTERTAINMENT GROUP, INC.

                 (Name of Small Business Issuer in its Charter)


           Florida                                    E.I.N. 58-2466312
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

150 Randall St.
Oakville, Ontario, Canada                                 L6J 1P3
(Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (716)853-1964

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Title of each class to be so registered
                          Class A Voting Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X   No
    ----   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for the Fiscal Year ended December 31, 1999 were $579,186.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of March 23, 2000 computed by reference to the close price as at March 23, 2000 of $2.31 of the registrant's Common Stock as quoted on the OTC Bulletin Board service on such date, was approximately $15,013,845.

As at March 1, 2000, there were 10,500,000 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes      No  X
   -----   -----

PART 1
------

Statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Certain of such risks and uncertainties are detailed in filings with the Securities and Exchange
Commission and the Company's in Item 1. "BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATION" below.

ITEM 1. DESCRIPTION OF BUSINESS


A.   BUSINESS DEVELOPMENT.

DOT COM ENTERTAINMENT GROUP INC.:

dot com Entertainment Group, Inc. (the "Company" or "dot com"), formerly operating under the name of Affiliated Adjusters, Inc. (hereinafter "Affiliated") was incorporated on December 11, 1981 in the State of Florida. On January 27, 1999 Affiliated acquired 100% of the shares of the Precyse Corporation of Toronto, Canada (hereinafter "Precyse"). Prior to its acquisition of Precyse, Affiliated conducted no business and had only nominal assets and liabilities. On February 2, 1999, Affiliated changed its name to dot com Entertainment Group, Inc.

dot com is an Internet software development Company specializing in the creation and support of Internet entertainment products and related services. The intent of the Company is to identify and commercialize leading edge Internet entertainment technologies and license these technologies to licensees throughout the world.

B.   BUSINESS OF ISSUER:

ORGANIZATIONAL STRUCTURE

---------------------------------------------------------------------------
                 DOT COM ENTERTAINMENT CORPORATE ORGANIZATIONAL CHART
---------------------------------------------------------------------------
                dot com Entertainment Group, Inc.
---------------------------------------------------------------------------
                   /                        \
dot com Antigua Inc.                       Precyse Corporation
                                              \
                                           dot com Management Inc.

---------------------------------------------------------------------------

The key milestones in the development and evolution of the Company are:

---------------------------------------------------------------------------
                     DOT COM DEVELOPMENT MILESTONES
---------------------------------------------------------------------------


1997* Precyse Corporation develops the CyberBingo software system, which is a java-based Internet based Bingo game.

    * Precyse Corporation develops Delphi version of the CyberBingo software system.

    * Precyse Corporation enters into license agreement with The CyberBingo Corporation of St. John's, Antigua to license its Internet Bingo technology.

1998* Precyse Corporation assists The CyberBingo Corporation to launch CyberBingo on the Internet as a pay-as-you-play Internet Bingo game.

1999* dot com Entertainment Group, Inc. is formed through the acquisition of Precyse Corporation by Affiliated and a name change.

    * dot com registers its common stock with the Securities and Exchange Commission (SEC) and becomes a reporting Company under the Securities Exchange Act of 1934.

    * dot com Antigua Inc. created to license turnkey Internet Bingo and gaming systems to independent operators in exchange for license fees and/or participation in the licensees' revenues.

    * A private placement completed with 19 individual investors, for gross proceeds of $249,420.

2000*     dot com lists its common stock on the Frankfurt Stock Exchange OTC
          Market

    * dot com enters into license agreements with Azul Electrico S.A. and Intercontinental Cyber Ventures Limited.

    *     dot com commences private placement offering of up to $1,250,000.


OVERVIEW

dot com develops and licenses Internet gaming software, and provides related support and maintenance and management consulting services. The Company's innovative gaming systems have been designed to: (i) offer customers a user-friendly interface and superior interactive experience; (ii) provide licensees with financially attractive returns, easy site maintenance and limited administration; and (iii) protect customers and licensees through proprietary fully integrated technology and business processes.

dot com's plan is to increase the number of Internet gaming licensees who use its software technology while also increasing the number of Internet games available to each license. Throughout FY1999, dot com focused its software development on the creation and improvement of Internet-based Bingo technology. The Company focused on Bingo because management concluded that Internet Bingo players would be comprised of a different demographic when compared to the demographics of Internet casino games. The Company determined that being a first mover in the development of technology for the emerging Internet Bingo community would later facilitate immediate demand within that community for other dot com Internet games. As a result of its focus in this micro-market of Internet gaming called "low denomination Internet games", the Company has now been asked to build other complementary Internet gaming software products which will be licensed to its existing and new licensees.

dot com's gaming software is licensed through its wholly-owned Antigua-based licensing subsidiary, dot com Antigua Ltd. ("Antiguaco") to a growing list of licensees. Antiguaco licenses and provides to each licensee a fully-installed gaming system, which is developed in accordance with licensee requirements. In exchange for its technology and support, dot com receives a percentage of the licensee's revenues, in addition to a fixed license fee which is generally paid prior to the commencement of the license term.

PRODUCTS AND SERVICES

dot com develops and provides its software products, support, maintenance and management consulting services to independent licensees. As such, the Company is not an operator of an Internet casino.

To its licensees, dot com provides:

       * Assistance in the assessment and selection of an acceptable forum and/or location for the licensee's Internet business

       *       Concept development and design of virtual business "themes"

       * Complete graphical user interface with visual and sound effects to create a total gaming experience

       *       Software that provides real-time Internet play

       * Assistance in the connection of licensee's electronic commerce facility to dot com's management reporting systems

       * Retention and analysis of all player data, including win/loss, game preferences and the ability to monitor player activities

       * Administration and complete 24 hour, 7 days a week customer support services

       *       Continuing customization of websites

       * Development of custom management and marketing systems and processes

       *       Customization and system integration

       *       Market consulting

DOT COM BINGO

dot com's first Internet Bingo system, CyberBingo(TM) is one of the world's first Internet Bingo games written in the "java" programming language.
CyberBingo(TM) was created to capitalize on the growing demand for Internet-based online gaming by offering players a pleasurable, interactive, electronic version of the classic Bingo Hall-style game. CyberBingo(TM) has been played on the Internet since January 1997.

DOT COM TECHNOLOGY

dot com's current Windows-based downloadable Bingo game provides licensees and their players with instant access to Internet Bingo featuring a full multi-media interface including chat and dynamic graphics. All Windows-based games require a download or installation on a player's computer, allowing them to play dot com Bingo on a Windows operating system. dot com presently offers its Windows-based Bingo technology, with several other Windows-based games projected to be released in FY2000.

dot com's current Java Bingo game utilizes the Java programming language to provide easily accessible Bingo to the Company's licensees. The cross-platform nature of Java makes it possible to play dot com Bingo on all major operating systems, online, with virtually no downloading required. dot com presently offers Bingo as its only java game with several additional Java games projected to be released in FY2000.

In FY2000 dot com plans to introduce other technologies, including Flash games and other java games, which will provide licensees with a variety of games in a variety of technologies.

DOT COM'S INITIAL LICENSEE

The CyberBingo Corporation of St. John's Antigua (hereinafter "TCC" was the first Company to license dot com's Internet Bingo technology. CyberBingo(TM) is presently accessed and played by entering TCC's website at www.cyberbingo.net. There is no affiliation between dot com and TCC.

The information technology hardware system which operates CyberBingo(TM) is located in the secure premises of TCC in St. John's Antigua. The CyberBingo(TM) hardware system consists of 5 Microsoft NT based Pentium class computers which participate together on a local area network to form the back end of the CyberBingo(TM) 3-tier architecture. The servers provide Database, Web Server and Application Server functionality in addition to various e-commerce related automation services. The hardware system is supported by a state-of-the-art tape backup system, which provides for safe keeping of all software and data systems. Because this system accesses the Internet through a local Internet service provider in St. John's, Antigua, temporary service interruptions occur periodically, particularly in times when the island has a communication service breakdown. Similarly, service interruptions can occur when the island experiences power outages, which can not be supported by back-up generating systems, in place at TCC's premises.

LICENSEES

Antiguaco licenses dot com's integrated technology systems to a growing list of licensees. dot com and its affiliates earn one-time license fees for providing an installed fully-integrated operation. The licensee's site is generally operational within 30 - 120 days of signing a license agreement. dot com receives a continuing percentage of the licensee's revenues, and derives revenue from continuing maintenance, support and consulting services. The licensee must obtain a gaming license from the jurisdiction where domiciled and dot com may, if requested, modify the new licensee's site to more reflect its intended market segment.

Licensees generally establish their marketing efforts from within their target market. The initial term of the licensing agreement varies from one to five years, renewable on terms to be agreed to by the parties. dot com provides continuous support for fees and/or a percentage of sales, depending on the licensee's requirements. Should any licensee become delinquent in payment to dot com, the Company has full legal and technological ability to remotely "shut down" the licensee's website(s).

At year end 1999, dot com had one licensee in The CyberBingo Corporation of St. John's Antigua; with three (3) other license arrangements consummated in FY2000 by March 24, 2000 and other license agreements are in the negotiation stage.

It is anticipated that the majority of dot com's future revenue and earnings growth will come from license fees, support and maintenance fees, business development and consulting fees, and an ongoing participation in licensees' revenue streams. dot com receives a percentage interest in licensee revenue streams which are generally based on gross sales which range from 5%-50%, depending on the demand placed on dot com's resources. The Company's primary cost of generating continuing license income is software development and marketing costs.

DOT COM ANTIGUA LTD.

Antiguaco is based in St. John's, Antigua, and is in the business of licensing customized, fully integrated Internet gaming systems to independent parties wanting to seize upon the online gaming opportunity. Antiguaco provides a complete range of services that the operator needs in order to launch an online gaming website including customized software, web site development and management, custom database systems to manage customer accounts, 24-hour technical support for the licensee and its customers, and integration services into licensee e-commerce systems. Antiguaco provides these services in exchange for fees and participation in the licensees' revenues, providing it with the opportunity to spread its gaming development and operating costs among multiple operators and broaden its penetration of the market.

GROWTH STRATEGY

The development of telecommunications, the emergence of new technology and the international nature of the Internet have created opportunities to develop new, efficient and secure ways to deliver entertainment to customers. As one of the first companies to employ these new technologies on the Internet, dot com intends to capitalize on its technological lead in Bingo and its expertise in the analysis of player data and information to become a world leader in online gaming systems and related management consulting services.

dot com's key strategic objectives are to: (i) to position itself as a leading provider of Internet gaming technologies; (ii) expand geographically to other attractive markets; and (iii) selectively pursue opportunities in other market segments using its Internet and marketing technologies.

dot com intends to implement its business strategy by: (i) maintaining and enhancing its technological lead; (ii) seeking key strategic alliances and;
(iii) developing dot com into a global brand name.

The following summarizes dot com's strategic focus and operating strategy:

dot com has focused its growth strategy on the development of its Bingo technology, which creates web-based "communities" or meeting rooms for licensee players. Because Bingo is not an odds-based game and is often regarded to be a more socially acceptable form of wagering when compared to odds-based wagering, licensees build core groups of repeat players who become loyal to their site because of dot com's Bingo, chat, and various value-added programs. dot com assists licensees to conceptualize new programs which are developed by dot com into Internet technology and then sold to the licensee in the form of support and maintenance. These programs include "bonus" or "comp" strategies where players benefit from increased play or player referral programs. These enhancements to the system require changes to the technology which is delivered by dot com.

As the licensee continues to offer fresh content to its players and player activity grows, the result is increased royalty, support and maintenance income for dot com. While the licensee realizes additional Bingo player activity in the community, other dot com games which are consistent with the low-denomination nature of Bingo will be introduced to the licensee. This will enable the licensee to leverage its Bingo player-base, using the technology and integrity of the licensee's business. dot com intends to provide its existing and future licensees with new Windows-based and java games in order to become a leading technology provider to the online gaming industry.

dot com intends to capitalize on its technological lead in Bingo and its early market entry to capture a significant share of the Internet Bingo market. The Company believes it is well positioned to achieve this goal since it possesses the competitive advantage of being one of the first companies to license proprietary Bingo systems.

dot com has focused on designing a gaming experience using state-of-the-art technology. Additionally, licensees may benefit from enhanced revenue generation through innovative marketing systems and technical innovation which are designed and delivered by dot com throughout the license term.

dot com has achieved a technological lead through the development of its proprietary software and networked architecture. Furthermore, dot com has made a strong commitment to continue research and development activities to enhance its products and software and to develop new applications for potential markets.

SALES AND MARKETING STRATEGY

dot com's sales and marketing initiatives are developed in its Oakville, Ontario premises. The Company has embraced the importance of marketing and maintaining a customer-driven organization and is recruiting a full marketing department to assist in achieving its sales goals. The Company has also entered into strategic partnerships with individuals and organizations who can add value internationally in sales, marketing and technology development.

dot com's marketing strategy is built on the development of real-world and online advertising campaigns. Leveraging existing real world and online promotion through related organizations is intended to generate and capitalize on momentum and build customer and licensee player relationships and loyalty. The Company intends to generate this awareness through several media strategies, including traditional, online and direct response media.

Traditional media including consumer magazines, industry specific programs, commercial advertising, television and radio coverage and related offerings, will be developed with the assistance of specialists in marketing and promotion, whom the Company will retain on a contract basis on tender. With the assistance of our advisers, dot com plans to use page dominant advertising for its products and participating licensees, sustaining weight and frequency in selected publications thereafter. In addition, the Company will continue to work with its licensees to provide information on product incentives, such as free games or large prizes. The data-based nature of the business provides the technology capable of truly carrying on a one-to-one relationship with every single user, providing the added value features that are relevant to that particular internet entertainment customer.

The Company will continue to negotiate banners and links on widely used search engines, both domestically and internationally and on sites which offer strategic advantage to the target audience. This will not only drive awareness and traffic to licensee sites, but, to the extent exclusivity can be achieved, it will pre-empt competitors from this vital medium. dot com intends to develop associations with other comparable online websites, such as those maintained by clubs, organizations and other international groups. Many of these groups have established an on line presence to promote and provide access to their membership and prospects.

The Company will continue to use the direct response medium to inform prospects about the features and benefits of dot com's products and those offered by its licensees. Targeted direct response typically takes the form of personally addressed direct mail. dot com plans to also develop relationships with top web-sites where advertising listings or links to dot com or its licensee sites will be arranged. An advertising presence or the right to place inserts, or "piggy-back", in direct mailing to target groups will also be used.

COMPETITIVE ENVIRONMENT

dot com experiences competition from five market segments:

1)  Traditional gaming companies;
2)  Internet gaming companies;
3)  Electronic gaming companies;
4)  Web service providers;  and
5)  Other entertainment/media companies

There are currently several competitors for the licensing of Internet gaming software including Microgaming, Atlantic International Entertainment, Ltd., Chartwell Technology, Inc., Cryptologic, Inc., Boss Media AB and a number of private and public companies. There are relatively few companies who have focused on the on line Internet Bingo market, creating an advantage for dot com in this market niche.

RESEARCH AND PRODUCT DEVELOPMENT

Present allocations to research and development comprised 46% of total revenues. For the FY2000, the Company plans to spend approximately 20% of revenues on development of new software products and services.

NUMBER OF EMPLOYEES

At the end of FY1999, the Company had 5 employees, 3 of which were full-time. At March 24, 2000, the Company has 13 employees, 12 of which are full time. The Company is in the process of hiring additional full-time technical, marketing, administrative and operational support staff.

PATENTS TRADEMARKS

The Company, through its subsidiary Precyse, has applied to register its CyberBingoTM trademark in the United States and Canada.

The Company has received the first Office Action from the United States Department of Commerce Patent and Trademark Office (Serial Number 75/737372) which found that no similar registered or pending mark would bar registration under the Trademark Act section 2(d), 15 U.S.C. Section 1052(d). The Company is proceeding to address minor changes to the description of the "wares", is preparing an amended drawing of the design and will be agreeing to a disclaimer. The Company has also received confirmation that the application is in process from Canadian Intellectual Property Office, Trademarks (File Number 882381).

On December 13, 1999, the Company conducted a search of the trademark "WHERE THE WORLD PLAYS BINGO" and has been advised by its solicitors that the trademark is available for registration in Canada. The Company has instructed its solicitors to prepare and file an application for the trademark in Canada and the United States.

GOVERNMENT REGULATION

Regulatory Environment

The Company and its licensees are subject to applicable laws in the jurisdiction in which they operate. While some jurisdictions have introduced regulation to attempt to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries and Australia, have taken the position that Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions. As companies and consumers involved in Internet gaming are located around the globe, including the end-users of the Company's licensees, there is uncertainty regarding which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

Legislation designed to restrict or prohibit Internet gaming may be adopted in the future in the United States or other jurisdictions. After previous similar proposals failed to pass in 1998, on March 23, 1999, Senator Jon Kyl of the United States Senate introduced a revised proposal intended to prohibit and criminalize Internet gambling. Further, existing and proposed legislation, including United States and federal statutes, can be construed or have been amended to specifically prohibit or restrict gaming through the use of the Internet and there is a risk governmental authorities may view the Company's licensees or the Company as having violated such statutes. Some Internet casino operators have been the subject of criminal complaints in the states of New York, Missouri and Minnesota. See, for example, Minnesota v. Granite Gate
Resorts, Inc., 568 N.W.2nd 715 (1997); Missouri V. Interactive Gaming & Communications Corp., No. CV 97-7808 (Mo.Cit.Ct. 6\16\97) and New York V. World Interactive Gaming Corporation (filed 07/13/98), among others.

There is a risk that criminal and civil proceedings could be initiated in such jurisdictions against the Company's licensees or the Company and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against the Company's licensees or the Company. Such proceedings could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

In addition, as electronic commerce further develops, it may generally be the subject of government regulation. As well, current laws, which pre-date or are incompatible with Internet electronic commerce may be enforced in a manner that restricts the electronic commerce market. Any such developments could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

ITEM 2. DESCRIPTION OF PROPERTY

At December 31, 1999, the Company maintained its executive office at 345 Lakeshore Blvd. W. in Oakville, Ontario where it leased premises consisting of approximately 840 square feet. Effective on March 1, 2000, the Company moved its executive offices to 150 Randall Street, Suite 203 in Oakville, Ontario. This premise is shared with its wholly-owned subsidiary, The Precyse Corporation. The premises is leased pursuant to a lease agreement valid for five (5) years, ending in April, 2005, with a five (5) year renewal option. The total lease obligation is approximately $23,000 per annum, increasing to approximately $27,000 in year five.

The Company's interim United States offices are located at 300 Delaware Ave., Buffalo, NY 14203. The Company has use of this space through a lease arrangement, which lease is for one (1) year ending in December, 2000. This is a shared office facility with the total lease obligation of approximately USD$5,000.

There are currently no proposed programs for the renovation, improvement or development of the properties currently leased by the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        MARKET INFORMATION

The Company's common stock is reported by the NASD Over-The-Counter Bulletin Board under the symbol "DCEG" and on the Third Market Segment of the Frankfurt Stock Exchange under the symbol "DOZ".

The following table sets forth the range of high and low bid quotations for the Company's common stock for each of the periods indicated as reported by the NASD Over-The-Counter Bulletin Board. Bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended                 High          Low
-------------                 ----          ---
March 31, 1999(1)            $5.25          $3.75
June 30, 1999                $5.375         $3.75
September 30, 1999           $3.25          $1.00
December 31, 1999            $2.125         $0.50

(1) This was not a full quarter as the Company was called for trading in February of 1999.

On January 27, 1999, the date when Affiliated acquired 100% of the shares of Precyse, the Company issued 9,420,000 shares of common stock at a price of $0.001 per share for total proceeds of $9,420 to 19 investors, 13 of whom were accredited investors, in an offering exempt from registration under the Securities Act of 1933 pursuant to Rule 504. No broker was engaged in such offering. On February 2, 1999, the Company issued 80,000 shares of common stock at a price of $3.00 per share for total proceeds of $240,000 to one accredited investor in an offering exempt from registration under the Securities Act of 1933 pursuant to Rule 504. No broker was engaged in such offering.

As at December 31, 1999, the Company has granted options to 13 employees, officers, directors and consultants to purchase up to 1,520,000 shares, all at an exercise price of $3.00 per share. Such options were granted pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Rule 701.

Subsequent to the year-end the Company announced that it was raising up to $1,250,000 through a private equity financing to investors outside of the United States. A maximum of 500,000 units will be sold at a price of $2.50 per unit with each unit consisting of one common share and one non-transferable warrant. The warrant will entitle the holder to purchase one common share in the Company at a price of $4.00 per share for a term of two years from the closing of the offering. At March 24, 2000, 200,000 units had been sold for gross proceeds of $500,000 less associated costs of $40,000. The offer and sale of the Units is exempt from Regulation S of the Securities Act of 1933.

          SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of the Company outstanding as of December 31, 1999 was 32.

          DIVIDENDS

No dividends have been declared or paid on the Company's common stock.

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

GENERAL

dot com is an Internet software development Company, specializing in the creation and support of Internet entertainment products and related services. The Company derives its revenues from several sources, including its assessment of license fees and royalties from the use of its software. Additionally, dot com provides licensees with technical support, maintenance, software upgrades, information and systems consulting services, and marketing and promotional initiatives and services geared toward generating goodwill and brand awareness.

dot com is not an Internet gaming Company, in that it does not directly or indirectly accept wagers used to play games of chance on the Internet. Rather, it develops and licenses the use of its commercial software products and trademarks, such as its CyberBingo(TM) software system, to independent third parties located in jurisdictions that permit Internet gaming as a legitimate business enterprise.

The Company operated without revenue until May 1998. Since that time, dot com has experienced continual revenue growth through the assessment of royalties and support and maintenance. To the end of December 1999 the Company has had one licensee, TCC, located in St. John's, Antigua.

The year ended 1998 comparative income statements and cash flow statements contained in this report have been prepared presenting only the operations of The Precyse Corporation, which was acquired by dot com in January, 1999. Precyse's operations are presented since the acquisition of Precyse by dot com has been accounted for showing Precyse as the accounting acquirer since substantially all of the previous owners of Precyse now comprise most of the directors and officers of Dot Com, and they have effective operating control of the combined Company, and per SAB 2:A:2 of SEC guidelines.

The following tables set forth selected information from the statements of operations for the years ended December 31, 1999 and 1998 and the balance sheets as at December 31, 1999 and 1998.


SELECTED STATEMENT OF OPERATIONS INFORMATION


                                                         Year Ended
                                                         ----------
                                                       At December 31,
                                                     1999          1998
                                                     ----          ----
Revenues                                           $579,186      $121,535
Operating expenses                                1,386,986       101,589
Net income (loss)                                  (484,800)       16,546

Selected Balance Sheet Information

                                                       At December 31,
                                                    1999           1998
                                                    ----           ----
Current assets                                     $382,638      $ 15,686
Current liabilities                                 231,217         5,885
Shareholders' equity                                474,421         9,801


Revenues increased to $579,186 for the year ended December 31, 1999 from $121,535 for the year ended December 31, 1998. The growth in revenues results from higher royalties and support and maintenance charges. Further contributing to the increase in revenue is that the fiscal 1998 results only represent eight months of revenue since revenue-generating activities only began in May of 1998. The royalty revenue increased to $368,443 in 1999 from $121,535 in 1998 reflecting the increased activity of the Company's licensee in Antigua. Support and maintenance revenue was $210,000 for the year ended December 31, 1999 resulting from significant upgrades being made to the CyberBingo(TM) software and providing ongoing maintenance to the Antiguan licensee, including the development and delivery of marketing and promotional programs. In 1998 there was no support and maintenance revenue.

Although the Company had one licensee at December 31, 1999, it has entered into a number of agreements that will diversify the Company's concentration of revenue beginning in fiscal year 2000. The new licensees will also provide licensing revenue in addition to royalties and support and maintenance revenue. The Company earned $743 of advertising revenue during fiscal 1999 compared to nil in 1998. The Company plans to increase its advertising revenue for fiscal 2000 and the future.

Operating expenses increased to $1,386,986 for the year ended December 31, 1999 from $101,589 for the year ended 1998. The increased operating expenses reflect the significantly higher level of activity at the Company. During fiscal 1998, the Company had limited operations, resulting in significantly lower expense levels. Marketing expenses were $183,971 for fiscal 1999 compared to nil for fiscal 1998. In 1999 the Company hired a marketing manager, and incurred expenses in promoting the Company and its products where, in 1998, there were no marketing initiatives undertaken. Development expenses grew to $269,044 in 1999 from $73,856 in 1998. The primary reason for the increase in development expenses came from the hiring of software developers and consultants to improve the Company's products and services. General and administrative expenses increased to $232,971 for the year ended December 31, 1999 from $27,733 for the similar period in the prior year. The increase resulted partially from the
Company becoming a public corporation in February 1999 and the incurrence of associated professional and regulatory expenses, which were not incurred in fiscal 1998. The Company also began to remunerate some of its senior management in the second half of the year, leased office space and incurred the related expenses associated with the higher level of activity of the Company which were expenses not incurred during 1998. There was $701,000 of stock option compensation expense in fiscal 1999 related to 760,000 non-qualified options issued to consultants. These options were recorded as compensation expense in accordance with the provisions of SFAS No. 123, utilizing the Black-Scholes option-pricing model. There was no stock option compensation in fiscal 1998.

The Company incurred a net loss of $484,800 for the year ended December 31, 1999 compared to a profit of $16,546 in 1998 as a result of expenses increasing more than revenues as the Company invested in further developing its products and services. As the Company increases the number of its licensees and introduces new products it is anticipated that the growth of the revenues will outpace that of the expenses in the future. There was a $323,000 deferred tax benefit recorded for fiscal 1999 due to the loss the Company incurred. In 1998, tax expense was $3,400 on $19,946 of pre-tax profit.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999 the Company had cash of $51,707 as compared with $3,419 at December 31, 1998.

At December 31, 1999 the Company had working capital of approximately $150,000 as compared with approximately $10,000 at December 31, 1998. The increase reflects primarily the net increase in receivables balances over accounts payable, both of which are higher than at December 1998 due to the heightened level of activity of the Company.

At December 31, 1999, total assets increased to $705,638 from $15,686 at December 31, 1998. The increase is due primarily to higher accounts receivable of $254,471 and other receivables of $76,460 at December, 1999 compared to $12,267 and nil respectively at December, 1998. The increase in accounts receivable represents the heightened level of activity of the Company's licensee, resulting from higher royalty and support revenues. The balance in other receivables represents payments made by dot com on behalf of its licensee and other amounts for which Dot Com will be repaid. Also contributing to the increase in assets is the deferred tax asset of $323,000 resulting from the available net operating loss carryforwards and timing differences relating to the deductibility of consulting expenses recorded upon the issuance of non-qualified stock options.

Total liabilities increased to $231,217 at December 31, 1999 from $5,885 at December 31, 1998. This increase is due to the heightened level of business activity of dot com in the current year compared to that leading to the year-end December 1998.

In February 1999 dot com raised an aggregate of $249,420 in capital through the sale of shares pursuant to a private placement made in accordance with Rule 504 under the Securities Act. These funds allowed the Company to increase its marketing and development efforts. The consolidated income statements and statements of cash flows for the year ended December 31, 1999 reflect the results of these higher expenditures. Although there has been a significant use of cash during the year ended December 31, 1999 resulting from an increase in working capital and expenses associated therewith, management believes that through continued revenue improvements, the collection of accounts receivable in the ordinary course of business and by continuing to match expenses with cash resources, the Company has sufficient cash-flow to meet its ongoing obligations. Most of the Company's marketing expenditures during fiscal 1999 were made on a discretionary basis, with no ongoing commitments, based on the cash resources available. These marketing efforts and other discretionary expenditures will be reduced, if necessary, to reflect the cash resources on hand from time to time.

The Company will also pursue other financing activities such as further equity offerings and obtaining a line of credit to support its continued investment in activities to generate increased revenues.

There are presently no material commitments for capital expenditures. Due to the nature of its business, the Company does not require significant outlays for capital expenditures and, as a result, is not planning for any material capital expenditures for the foreseeable future, unless and until additional financing is realized.

IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its business.

RISKS AND UNCERTAINTIES

The Company has identified that there is uncertainty in North America relating to the lawfulness of Internet gaming. As such, notwithstanding the fact that the CyberBingo (TM) game system is licensed by TCC, which operates from Antigua, where such business is lawful if licensed, governments elsewhere, including the federal, state or any local governments in the United States may take the position that Cyber Bingo(TM) is being played unlawfully in their jurisdiction. Accordingly, the Company may face criminal prosecution in any number of jurisdictions, either for operating an illegal gaming operation, or as aiding and abetting others, such as its licensees, in operating an illegal gaming operation. The Company has not devoted any of its limited resources to investigating the legal climate in which it operates. Many of the issues facing the Company are the same as those facing all other e-commerce providers, as current laws are not clear as to who, if anyone, has jurisdiction over Internet-based commerce. A number of proposals have been presented in the United States congress to expressly ban Internet gaming, although none of these proposals have yet been enacted. Although the Company intends to do business worldwide, any enforceable ban on Internet gaming in the United States would have a material adverse effect on the Company's business and both its short-term and long-term liquidity and its revenues from operations.

YEAR 2000 RISKS

In FY1999, the potential existed and dot com was exposed to a risk that certain of its systems or those of licensees would fail or suffer impairment as a result of the Year 2000 issue (hereinafter "Y2K"). Y2K relates to the rollover date of programming defaulting to 01/01/1900 rather than 01/01/2000 (the "Rollover Date"). Although there was no impact on the Company or its licensees on the Rollover Date and management believes that all hardware is Y2K compliant, there may still be a risk that the Company's reliance on certain hardware systems, software and related services could result in a complete system failure to its software and/or hardware systems and/or any related information technology system including communication systems.

Although the Company relies on systems developed using current technology and on systems designed to be Y2K compliant, we may have to replace, upgrade or re-engineer or program certain systems to ensure that all technology will be Y2K compliant when operating together. Management does not anticipate having to incur any major operating or capital expenditures that would have a material impact on our financial condition. While management believes that the Company's hardware and software systems are and will continue to operate after the Rollover Date, there can be no assurance that all systems will function adequately.

ITEM 7. FINANCIAL STATEMENTS

Information with respect to this item is contained in the financial statements appearing at Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In March 2000, Rosenswig Carere McRae, LLP of Toronto, Ontario, the independent Chartered Accountants previously engaged as the principal accountant to audit the 1998 and prior financial statements of Precyse Corporation (the accounting predecessor to the Company), resigned. As noted earlier in ITEM 6, the year ended 1998 comparative income statements and cash flow statements contained in this report have been prepared presenting only the operations of Precyse Corporation. The resignation resulted from the Company becoming a U.S. public company and the conclusion that the Company would be better served through the engagement of a U.S. Certified Public Accounting firm. The Company elected to utilize the services of Freed Maxick Sachs & Murphy, PC of Buffalo, New York.

The audit report of Rosenswig Carere McRae, LLP on the financial statements of the Company as of December 31, 1998 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The decision to change accountants was approved by the Board of Directors of the Company. There have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report. The Company has provided a copy of this disclosure to its former accountants, and the Company requested that the former accountants furnish them with letters addressed to the Securities and Exchange Commission stating whether they agree with the statements made by the registrant, and, if not, stating the respects in which they do not agree. A copy of the former accountant's responses indicating agreement is included as an Exhibit to this report.

PART III.
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          DIRECTORS AND EXECUTIVE OFFICERS

The Directors and Executive Officers of the Company are as follows:

Name               Age      Position                   Period Served
----               ---      --------                   -------------
Ken Lusk           50       Director                   02/1999 to Present
                            and Chairman
Scott White        37       Director                   02/1999 to Present
                            President & CEO
George White       66       Director                   02/1999 to Present
Perry Malone       37       Director                   02/1999 to Present
                            And VP Technology
Ted Colivas        39       VP Operations
Andre Kern         37       Controller
Glenn Scott        33       Director of
                            Business Development
Howard Rubinoff    42       Secretary
                            and General Counsel
John Reilly        40       Director                   02/1999 to Present

Kenneth R. Lusk, Director and Chairman: Mr. Lusk is a Professional Chartered Accountant in the Province of Ontario and possesses a bachelor of commerce degree from Queens University in Kingston. Since 1991, Mr. Lusk has worked as a Management Consultant with major North American real estate developers and major Federal Crown corporations including the Canadian Broadcasting Corporation and Canada Post. Prior to his self-employment, from 1981 to 1991, Mr. Lusk served as an Executive Vice President with Bramalea Limited, where his responsibilities included overseeing the property development activities in both the United States and Canada, and a variety of financial, treasury management and corporate planning functions.

Scott White, Director, President and CEO: Mr. White is a lawyer, called to the bar in the Province of Ontario in 1989. He is a graduate from the University of Toronto with a bachelor of arts degree and the University of Windsor with a bachelor of laws degree. Mr. White has provided legal services to his clients several areas of law, including corporate/commercial, administrative and business acquisitions. He has acquired business management experience as the managing partner of Bush, Frankel & White, Barristers & Solicitors and as a Company director with Vista International Petroleums Ltd. (1993-1996) and as a corporate secretary with Nova Continental Development Corporation (1994-1997).

George S. White, Director: Mr. White has acquired more than 30 years of experience as a senior officer, director and management consultant with Fortune 500 companies. From 1974 to 1994, Mr. White occupied several senior management positions including Vice President and General Manager with United Westburne Inc., which is North America's largest distributor of electronic, electrical and plumbing supplies. In addition to his experience with Fortune 500 companies, over the past 30 years, Mr. White has provided consulting advice on mergers, acquisitions, marketing and public relations for a variety of public small-cap companies in Canada and the United States. He presently serves as a director of Holmer Gold Mines Ltd., which is a Company listed for trading on the Toronto Stock Exchange.

Perry Malone, Director and Vice President Technology: Mr. Malone graduated from Ryerson University in Toronto with a bachelor degree in Engineering in 1985. He has acquired extensive experience as a computer systems architect and engineer, providing consulting services to some of Canada's leading corporations. From February 1988 to January 1999, through his wholly-owned consulting Company Pericom Systems Corporation, Mr. Malone provided IT consulting services as a Senior Systems Analyst to Canadian Pacific Limited, Bell Canada, IBM Canada and Toronto Dominion Securities. Mr. Malone has served as the Company's Vice President of Technology since February 1999, in which position he is still incumbent.

Ted Colivas, Vice President Operations: Mr. Colivas graduated from the University of Toronto in 1987 with a bachelor of science degree in Physics. He has acquired extensive experience as a computer systems specialist in a wide variety of enterprise wide IT/IS operations and management. Mr. Colivas has served as a Senior Business Applications Consultant with Ericsson Communications Canada (May 1997-January 1999) and a Computer Operations Manager and Systems Performance Engineer with Canadian Pacific Limited (August 1990- October 1996). Mr. Colivas has served as the Company's Vice President of Operations since February 1999, in which position he is still incumbent.

Andre Kern, Controller: Mr. Kern is a Professional Chartered Accountant in the Province of Ontario and graduated from the University of Toronto in 1985. Mr. Kern was appointed to the position of Controller in January 1999. Since 1996, Mr. Kern has served as Corporate Controller for Devtek Corporation, a Canadian public Company, listed on the Toronto Stock Exchange. At Devtek and other public companies that Mr. Kern has worked for he has provided expertise in finance and treasury, public Company affairs, acquisitions and disposals, and business operations.

Glenn Scott, Director of Business Development: Mr. Scott is a graduate of Ryerson University in Toronto with a bachelor of commerce degree in 1992. Since 1992, Mr. Scott has worked extensively in the area of sales and marketing with experience on both the agency and client sides of the business. Mr. Scott has served as a Brands Manager with MacLaren Lintas in Toronto, Canada and Versus Technologies, where he was instrumental in the marketing of the E*trade Canada brand in on and offline media. Mr. Scott has also served as a Brands Manager with Gee Jeffery & Partners in Toronto. Mr. Scott brings business development skills to dot com along with a comprehensive understanding in the development of various business/marketing strategies for long term growth.

Howard Rubinoff, Secretary: Mr. Rubinoff graduated with a bachelor degree in arts from York University and a bachelor of laws degree from the University of Windsor. He also attended the Detroit College of Law for one semester and took courses at the University of Detroit. Mr. Rubinoff practices primarily in the area of corporate/commercial law with emphasis on mergers and acquisitions and financing. In the last few years, he has been involved in a number of major restructurings of public companies.

John F. Reilly, Director: Since 1998, Mr. Reilly has served as the Managing Director for State Street Brokerage Services (Canada) Inc. State Street is one of the world's largest financial institutions specializing in custody, trust, investment management and brokerage. Prior to joining State Street, in 1992 Mr. Reilly became the CEO of Versus Brokerage Services, President of Versus Brokerage Services (US), and Managing Director CEO of Versus Technologies. He was primarily responsible for bringing E*Trade, the Internet securities dealer, to Canada and launching it under Versus Brokerage Services. Prior to co-founding Versus, Mr. Reilly was Vice President Electronic Trading at RBC Dominion Securities. Mr. Reilly obtained a Bachelor of Business Administration, Finance from Wilfred Laurier in 1981 and has taken numerous industry-related courses and qualifications including the Partners, Officer and Directors Exam.

All directors are elected annually.

          FAMILY RELATIONSHIPS.

George S. White and Scott F. White are father-son. There are no other family relationships among the Company's directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers.

          INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.

          SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

          SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company earning in excess of $100,000 for the year ended December 31, 1999, as well as the total compensation paid to each such individual for the Company's three previous fiscal years:

                                     Long Term Compensation
                                     ----------------------
-------------------------------------------------------------------------
         Annual Compensation                         Awards
-------------------------------------------------------------------------
                                              Securities
                                              Underlying

Name and                                      Options/       All Other
Principal             Year       Salary       Stock SARs    Compensation
Position               ($)         ($)        ----------       (US$)
--------              ----       ------                     ------------
Scott White           1999       $5,000        100,000     $37,500(1)
President and
Chief Executive
Officer
                      1998           -0-            -0-         -0-

                      1997           -0-            -0-         -0-


(1) The compensation consists of a one time bonus which had not been paid as at March 24,2000.

          OPTION/SAR GRANTS IN LAST FISCAL YEAR
          (INDIVIDUAL GRANTS)

      (a)           (b)            (c)              (d)          (e)
                               % of Total
                  Number of      Options/
                 Securities        SARs
                 Underlying      Granted to      Exercise
                Options/SARs     Employees        or Base
    Name         Granted (#)  in Fiscal Year   Price ($/Sh)  Expiration Date
    ----         -----------  --------------   ------------  ---------------
Scott White       100,000         13.34             $3.00      Feb 2, 2004

For the above granted options, the options have fully vested.

          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                            Number of
                                            Securities
                                            Underlying      Value of
                                            Unexercised     In-the-Money
                                            Options/SARs    Options/SARs
                                            At Fy-End(#)    at FY-End($)
                  Shares
                Acquired on     Value       Exercisable/   Exercisable/
     Name       Exercise (#)  Realized($)   Unexercisable  Unexercisable
     ----       ------------  -----------   -------------  -------------
  Scott White       -0-          -0-           100,000/0        0/0

          COMPENSATION OF DIRECTORS

A.   Standard Arrangements.

The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

B.   Other Arrangements.

Not applicable

     EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

As at December 31, 1999, there were no written contracts or agreements between the Company and its employees. Employee salaries are set by the members of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information, as of December 31, 1999, with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the Company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

Name And Address               Amount and Nature        Percent Of Class
Beneficial Owner(1)            of Ownership

Ken Lusk                        1,078,000(2)(3)              9.0%
Scott White                     1,012,000(2)(3)              8.4%
Perry Malone                    1,012,000(2)(3)              8.4%
Ted Colivas                     1,012,000(2)(3)              8.4%
Glenn Scott                       100,000(4)                 0.8%
Howard Rubinoff                   100,000(4)                 2.8%
George White                       50,000(4)                 0.4%
John Reilly                        50,000(4)                 0.4%
Andre Kern                        100,000(4)                 0.8%
Marie Rose Holdings Ltd.          650,000(5)                 6.2%

All officers and
directors as a group
nine persons)                   4,750,000                  39.52%


(1) All persons have an address c/o the Company; 300 Delaware Ave., Buffalo, NY 14202 except Marie Rose Holdings Limited which maintains its address at P.O. Box 588, St. Peter Port, Guernsey, C.I..

(2) Includes shares of common stock currently owned and any shares as to which the holder may become the owner within 60 days, such as by the exercise of options.

(2) Includes options granted in 1999 to purchase common stock at $3.00 per share of 50,000 for Mr. Lusk, 100,000 for each of Messrs. Scott White, Ted Colivas and Perry Malone.

(3) Consists solely of options granted in 1999 to purchase common stock at $3.00 per share.

(4) Consists solely of common stock. The ultimate beneficial owner of these securities is Michael A. Fielding.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing reportable.


ITEM 13. INDEX TO EXHIBITS

(a)  Financial Statements (included in Part II of this Report):

     Reports of Independent Accountants

     Consolidated Balance Sheet - December 31, 1999

     Consolidated Statements of Income (Loss) and Retained Earnings (Deficit) - December 31, 1999

     Consolidated Statements of Shareholders' Equity (Deficiency) - December 31, 1999

     Consolidated Statements of Cash Flows - December 31, 1999

     Notes to Consolidated Financial Statements - December 31, 1999


1.1 Memorandum of Agreement among Affiliated Adjusters, Inc. and the stockholders of The Precyse Corporation dated January 27, 1999*

3.1   Articles of Incorporation, as amended*

3.2   Bylaws*

10.1 Technology License and Maintenance Agreement between The Precyse Corporation and The CyberBingo Corporation dated December 4, 1997*

10.2 Consulting Agreement between registrant and Colivas Enterprises Ltd. dated March 16, 1999*

10.3 Consulting Agreement between registrant and Pericom Systems Corp., undated*

10.4 Transaction Processing Agreement between PreCyse Corporation and First Atlantic Commerce Ltd. dated January 29, 1999*

16.1  Letter of Rosenswig Carere McRae, LLP

21.1  Subsidiaries of Registrant

23.1  Consent of Independent Chartered Accountants

27.1  Financial Data Schedule

*     Previously filed

(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        dot com ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                      (FORMERLY AFFILIATED ADJUSTERS, INC.)

                            ------------------------

                           December 31, 1999 and 1998
                                      with
                          INDEPENDENT AUDITOR'S REPORTS

                                    CONTENTS

                                                                   Page
                                                                   ----

Independent Auditor's Reports                                    1 - 2

Consolidated Financial Statements:

         Balance Sheets                                              3

         Statements of Operations                                    4

         Statements of Changes in Stockholders' Equity               5

         Statements of Cash Flows                                    6

Notes to the Consolidated Financial Statements                  7 - 11
                        dot com ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                      (FORMERLY AFFILIATED ADJUSTERS, INC.)


                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders of
dot com Entertainment Group, Inc. and Subsidiaries
(Formerly Affiliated Adjusters, Inc.)


     We have audited the consolidated balance sheet of dot com Entertainment Group, Inc. and Subsidiaries (formerly Affiliated Adjusters, Inc.) as at December 31, 1999 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of dot com Entertainment Group, Inc. and Subsidiaries as of and for the year ended December 31, 1998 were audited by other auditors whose report dated August 12, 1999 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the company as at December 31, 1999 and the consolidated results of its operations and changes in its cash flows for the year then ended in accordance with generally accepted accounting principles.

                                    FREED MAXICK SACHS & MURPHY, P.C.


Buffalo, New York
March 20, 2000

                                AUDITOR'S REPORT

To the shareholders of
dot com Entertainment Group, Inc.
(Formerly Precyse Corporation)

We have audited the balance sheet of dot com Entertainment Group , Inc. (formerly Precyse Corporation) as at December 31, 1998 and the statements of income and retained earnings, and changes in financial position for the year then ended. Precyse Corporation was the accounting acquirer of dot com Entertainment Group, Inc. in January 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1998 and the results of its operations and changes in its financial position for the year then ended in accordance with generally accepted accounting principles.

                                               s/Rosenswig Carere McRae LLP


                                               Chartered Accountants

Toronto, Canada
August 12, 1999
                        dot com ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                      (FORMERLY AFFILIATED ADJUSTERS, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

ASSETS                                                 1999          1998
                                                       ----          -----
Current assets:

 Cash ..........................................  $    51,707   $    3,419
 Accounts receivable:
  Trade ........................................      254,471       12,267
  Other ........................................       76,460            -
                                                   ----------    ---------
   Total current assets ........................      382,638       15,686

Deferred tax asset .............................      323,000            -
                                                   ----------    ---------
                                                  $   705,638  $    15,686
                                                   ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses ......... $   164,401  $          -
 Accounts payable - officers ...................      63,416             -
 Income taxes payable ..........................       3,400         3,400
 Shareholder's loan ............................           -         2,485
                                                   ---------    ----------
  Total current liabilities ....................     231,217         5,885
                                                   ---------    ----------
Stockholders' equity:
 Common stock, $.001 par value, 50,000,000
 shares authorized, 10,500,000 shares issued
 and outstanding (4,000,000 - 1998) ............     10,500         4,000
 Additional paid in capital:
  Common stock .................................    238,050        (3,870)
  Stock options ................................    701,000             -
 Retained earnings (accumulated deficit) .......   (475,129)        9,671
                                                  ---------     ---------
                                                    474,421         9,801
                                                  ---------     ---------
                                                 $  705,638    $   15,686
                                                  =========     =========

                            See accompanying notes.

                        dot com ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                      (FORMERLY AFFILIATED ADJUSTERS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,


                                               1999          1998
                                               ----          ----

Revenues ................................ $   579,186  $    121,535


Expenses:
 Development ............................     269,044        73,856
 General and administrative .............     232,971        27,733
 Marketing ..............................     183,971             -
 Stock option compensation (Note 6) .....     701,000             -
                                           ----------   -----------
                                            1,386,986       101,589
                                           ----------   -----------
Income (loss) before income tax
 (expense) benefit ......................   (807,800)        19,946

Income tax (expense) benefit ............    323,000         (3,400)
                                           ---------    -----------

Net income (loss) ....................... $ (484,800)  $     16,546
                                           =========    ===========

Net income (loss) per share - basic ..... $    (.049)  $       .005
                                           =========    ===========

Weighted average number of common shares
 outstanding - basic ....................  9,958,333      3,475,000
                                           =========    ===========

                            See accompanying notes.

                        dot com ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                      (FORMERLY AFFILIATED ADJUSTERS, INC.)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            Years Ended December 31,

                                                                       Paid-in      Paid-in        Retained
                                                                       Capital      Capital        Earnings
                                            Common Stock               Common        Stock       (Accumulated
                                       Shares           Amount         Stock        Options        Deficit)      Total
                                       ------           ------         -----        -------        -------       -----
Balance at January 1, 1998 ........  3,100,000        $  3,100    $   (2,970)    $        -     $   (6,875)   $  (6,745)

Issuance of common stock ..........    900,000             900          (900)             -              -            -

Net income - 1998 .................          -               -             -              -         16,546       16,546

Balance at December 31, 1998 ......  4,000,000           4,000        (3,870)             -          9,671        9,801

Issuance of common stock for
 acquisition of dot com (Note 2) ..  6,420,000           6,420         2,000              -              -        8,420

Issuance of common stock ..........     80,000              80       239,920              -              -      240,000

Stock options issued in exchange
 for services .....................          -               -             -        701,000              -      701,000

Net loss - 1999 ...................          -               -             -              -       (484,800)    (484,800)

Balance at December 31, 1999 ...... 10,500,000        $ 10,500     $ 238,050      $ 701,000   $   (475,129)   $ 474,421

                             See accompanying notes.

                        dot com ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                      (FORMERLY AFFILIATED ADJUSTERS, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            Years Ended December 31,


                                                             1999        1998
                                                             ----        ----

Cash flows from operating activities:
  Net income (loss) ..................................... $(484,800)  $  16,546
  Adjustments to reconcile net income (loss) to
  net cash used in operations:
   Stock option compensation ............................   701,000           -
   Deferred income tax benefit ..........................  (323,000)          -
   Changes in non-cash working capital items:
   Accounts receivable ..................................  (318,664)      3,182
   Accounts payable and accrued expenses ................   164,401           -
   Accounts payable - officers ..........................    63,416           -
   Income taxes payable .................................         -       3,400
   Deferred revenue .....................................         -     (30,550)
                                                           ---------    --------
  Net cash used in operating activities .................   (197,647)    (7,422)

Cash flows from financing activities:
    Repayment of shareholder loan .......................     (2,485)      (204)
    Proceeds from issuance of common stock ..............    248,420          -
                                                           ---------   --------
    Net cash provided by (used in) financing activities..    245,935       (204)
                                                           ---------   --------
Net increase (decrease) in cash .........................     48,288     (7,626)
Cash, beginning of year .................................      3,419     11,045
                                                           ---------   --------
Cash, end of year ....................................... $   51,707   $  3,419
                                                           =========    =======


                            See accompanying notes.

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of dot com Entertainment Group, Inc. and Subsidiaries (formerly Affiliated Adjusters, Inc.) (dot com) and its wholly owned subsidiaries, Precyse Corporation (Precyse), dot com Antigua Ltd. (Antigua), dot com Management Ltd. (collectively the Company). All significant intercompany balances and transactions have been eliminated.

     Nature of Business - The Company is a software development company, specializing in developing and supporting internet gaming, lottery, entertainment and related software. The software is marketed worldwide out of the Company's Oakville, Ontario, Canada office.

     US Dollars Reporting - The United States dollar is the principal currency of the company's business and accordingly these financial statements are expressed in United States dollars.

     Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and receipts and expenditures during the reporting period. Actual results could differ from estimates.

     Fair Value of Financial Instruments - The carrying amounts of the current assets and liabilities reported in the balance sheets approximate fair value due to their short term maturity.

     Segment Reporting - In accordance with SFAS 131, the Company is currently organized, managed and internally reported as one segment.

     Revenue Recognition - Royalty fees are collected from licensees, who license the Company's Internet entertainment software. Royalty revenue is recognized as licensees provide Internet services to their customers. Support, maintenance and advertising revenue is recognized when the service has been provided.

     Net Income (Loss) Per Common Share - In accordance with SFAS 128, dual presentation of basic and diluted earnings per share is required on the face of the statement of operations. Net income (loss) per share is based upon the weighted average number of common shares outstanding during the periods presented. Outstanding stock options have not been considered common stock equivalents as of December 31, 1999 as their assumed exercise would be anti-dilutive. There were no options or warrants outstanding on December 31, 1998.

     Research, Developmental and Organizational Costs - Research, developmental and organizational costs are expensed as incurred.

     Advertising  -  The  Company  expenses   advertising   costs  as  incurred.
Advertising expense was $2,462 for the year ended December 31, 1999 ($0 - 1998).

     Income Taxes - Income taxes are computed in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes.

     Concentration of Credit Risk - The Company has entered into a software license agreement with one customer. The royalties derived from this agreement along with maintenance and support provided to the same customer represent the only source of revenue for the Company. The loss of this customer may have a material adverse effect on the Company.

     Accounting for Stock Based Compensation - The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized for stock options issued to employees as long as the exercise price is greater than or equal to the market value of the common stock at the date of grant. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) the Company discloses the summary of proforma effects to reported net income and earnings per share for 1999 and 1998, as if the Company had elected to recognize compensation costs based on the fair value of the employee options at the grant date. Nonqualified stock options issued to non-employees is recognized as compensation expense based upon the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable (see Note 6).

NOTE 2. - CAPITAL TRANSACTION

     In January, 1999, Affiliated Adjusters, Inc. (Affiliated) (a nonoperating public shell) entered into a business combination with Precyse Corporation, whereby Affiliated purchased 100% of the outstanding common stock of Precyse for $1,000. Simultaneously, a Precyse stockholder acquired 900,000 shares of outstanding stock of Affiliated. In addition, Affiliated issued 9,420,000 shares of common stock at $.001 per share, of which former Precyse stockholders acquired 3,100,000 of these shares. Subsequent to these transactions, Affiliated changed its name to dot com Entertainment Group, Inc. (dot com).

     As a result of these transactions, the former Precyse shareholders became 38% owners of dot com and gained control of the board of directors. Accordingly, the transaction has been accounted for in accordance with Securities and Exchange Commission, Staff Accounting Bulletin Topic 2:A:2, whereby, Precyse is deemed to be the accounting acquirer of dot com, followed by a recapitalization. The remaining 6,320,000 of the above shares issued along with the 100,000 Affiliated shares previously outstanding were recorded in this recapitalization. The assets and liabilities of dot com as of the acquisition have been recorded at their historical cost, which approximated their fair market value. The results of operations include those of dot com since the date of acquisition.

         The results of operations had dot com and Precyse been combined as of January 1, 1998, would not have been significantly different than the amounts reported.

NOTE 3. - STOCKHOLDER'S LOAN

     The stockholder's loan was non-interest bearing and payable on demand. The loan was repaid during the year ended December 31, 1999.


NOTE 4. - COMMITMENTS

         A.    Lease Commitments

                    The  Company  utilizes   certain   computer   equipment  and
               facilities under operating leases which expire at various dates through 2005. Rent expense under operating leases for the years ended December 31, 1999 and 1998, was approximately $16,500 and $15,000, respectively.

                    The approximate future minimum payments required under these leases are as follows:

                      2000           $    33,000
                      2001                37,000
                      2002                30,000
                      2003                27,000
                      2004                27,000
                      Thereafter           4,000
                                      ----------
                                     $   158,000

         B.    Consulting Contracts

                    The Company is obligated under various consulting agreements with certain officers which expire in 2002. The agreements provide for minimum aggregate annual payments of $300,000. Consulting expense under these agreements for the year ended
               December  31,  1999  amounted  to  $231,500  ($0 -  1998).  As of
               December 31, 1999, $63,416 is still owed to the officers. The agreements also provide for the annual granting of stock options to purchase the Company's common stock.

NOTE 5. - STOCKHOLDERS' EQUITY

     In 1998, 900,000 shares of common stock were issued as consideration for services performed.

     In February 1999, the Company issued 80,000 shares of common stock at a price of $3 per share. The total proceeds amounted to $240,000.

NOTE 6. - STOCK OPTION PLANS

     During the year ended December 31, 1999, the Board of Directors adopted a stock option plan under which, 1,500,000 shares are available. These shares may be granted to directors, officers, employees and consultants at the discretion of the Board. Under the plan, the options granted will either qualify as incentive stock options ("ISO's") in accordance with IRC Section 422 or options which are not intended to be ISO's ("non-qualified options"). Upon grant of the option, the Board will determine the exercise price, which shall not be less than the fair value of the Company's common stock at the date of grant, and the term, which shall not exceed 5 years.

         During the year ended December 31, 1999, 1,500,000 options were granted under this plan, plus an additional 20,000 options, all of which had an exercise price of $3.00 per share. The options were granted to officers/directors (760,000 options) and to consultants (760,000 options). All of these options were fully vested at the grant date and expire in 2004.

     Incentive Stock Options - For ISO's issued to employees, including directors and officers, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 - "Accounting for Stock-Based Compensation," and, accordingly, does not recognize compensation cost for stock option grants under fixed awards. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share for the year ended December 31, 1999 would have increased as follows:

     Net income (loss) - as reported ............  $   (484,800)
     Net income (loss) - pro forma ..............  $ (1,199,800)
     Income (loss) per share - as reported ......  $      (.049)
     Income (loss) per share - pro forma ........  $      (.120)

     The weighted average fair value of the options granted in the year ended December 31, 1999 was $.99 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

      Expected dividend yield ..............................  0%
      Expected stock price volatility ......................  50%
      Risk-free interest rate ..............................  4.8%
      Expected life of options .............................  3 years

     Non-Qualified Options - The non-qualified options issued to consultants have been recorded as compensation expense, in accordance with the provisions of SFAS No. 123, utilizing the Black-Scholes option pricing model and the assumptions outlined above. Total consulting expense recognized on the 760,000 options issued during 1999 amounted to $701,000.

NOTE 7. - INCOME TAXES

     The Company recognizes deferred taxes using the asset and liability method and recognizes future tax benefits measured by enacted tax rates attributed to deductible temporary differences and available net operating tax loss carryforwards to the extent that realization of such benefits is more likely than not. The deferred tax asset recognized at December 31, 1999 is the result of available net operating loss carryforwards and timing differences relating to the deductibility of consulting expenses recorded upon the issuance of non-qualified stock options. At December 31, 1999, the Company had net operating loss carryforwards of approximately $107,000, which expire through 2014. The income tax expense as of December 31, 1998, represents a current tax expense.

NOTE 8. - FOURTH QUARTER ADJUSTMENTS

     During the year ended December 31, 1999, the Company recognized an adjustment in the fourth quarter relating to the issuance of stock options granted to consultants for the Company in the first quarter of 1999. The options were subsequently deemed to be non-qualified options requiring the recognition of consulting expense equal to the fair value of the stock options granted. (see
Note 6). The adjustment was to decrease income by $421,000, net of deferred income taxes of $280,000. In addition, the Company recorded a deferred income tax asset/benefit in the fourth quarter of 1999 amounting to $43,000 related to available net operating loss carryforwards. The portion of this benefit that related to the first and second quarters of 1999 amounted to $12,000 and $31,000, respectively.

NOTE 9. - SUBSEQUENT EVENT

     Subsequent to December 31, 1999, the Company entered into an agreement to issue up to 500,000 units of equity instruments in a private placement offering. Each unit will generate $2.50 and will consist of one share of the Company's common stock and one warrant to purchase a share of common stock at a price of $4.00 per share. The warrants vest immediately and expire two years from the date of grant. As of the date of this report 200,000 units had been sold raising capital of $500,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)             dot com Entertainment Group, Inc.

By:                      /s/ Scott White
                         ---------------------------------
                         President and Chief Executive Officer

Date                     March 30, 2000

By:                      /s/ Andre Kern
                         ---------------------------------
                         Controller and Principal Accounting Officer

Date                     March 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By    /s/ Scott White            President, Chief Executive Officer and Director
      ------------------------
Date  March 30, 2000


By    /s/ Ken Lusk               Chairman and Director
      ------------------------
Date  March 30, 2000


By                               VP Technology and Director
      ------------------------
Date  March _, 2000


By    /s/ George White           Director
      ------------------------
Date  March 30, 2000


By    /s/ John Reilly            Director
      ------------------------
Date  March 30, 2000