Form 10QSB
period 2000-03-31
DOT COM ENTERTAINMENT GROUP INC
filed 2000-05-03
CIK 1079279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended: March 31, 2000

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the transition period from        to

                        Commission file number: 0 - 26597

                        DOT COM ENTERTAINMENT GROUP, INC.
           (Name of Small Business Issuer as specified in its charter)

           Florida                                      58-2466312
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                             Number)

150 Randall St.,                                          L6J 1P3
Oakville, Ontario, Canada
(Address of principal executive offices)                 (zip code)

                                 (716) 853-1964
                            Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes__X__ No_____

As of April 27, 2000, the registrant had 10,730,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);

                               Yes_____ No__X__

Part I - Financial Information
------------------------------

Statements contained in this quarterly report on Form 10-QSB that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Certain of such risks and uncertainties are detailed in filings with the Securities and Exchange Commission and the discussion in "Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below.

Item 1 - Financial Statements:

dot com ENTERTAINMENT  GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                    March 31,              December 31,
                                                      2000                    1999
                                                   -----------             ------------
        ASSETS

Current assets:
     Cash and cash equivalents                    $  504,622               $   51,707
     Accounts receivable:
         Trade                                       299,909                  254,471
         Other                                       100,280                   76,460
                                                  ----------               ----------
              Total current assets                   904,811                  382,638

Deferred tax asset                                   306,000                  323,000
                                                  ----------               ----------
                                                  $1,210,811               $  705,638
                                                  ==========               ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities     $  166,095               $  126,901
     Accounts payable - officers                      69,500                  100,916
     Income taxes payable                              3,400                    3,400
                                                  ----------               ----------
              Total current liabilities              238,995                  231,217

Stockholders' equity:
     Common stock, $0.001 par value, 50,000,000
     shares authorized, 10,730,000 shares issued
     and outstanding (10,500,000 - 1999)              10,730                   10,500
     Additional paid in capital:
         Common Stock                                610,320                  238,050
         Stock options / warrants                    801,500                  701,000
     Accumulated deficit                            (450,734)                (475,129)
                                                  ----------               ----------
                                                     971,816                  474,421
                                                  ----------               ----------
                                                  $1,210,811               $  705,638
                                                  ==========               ==========

(see accompanying notes)
dot com ENTERTAINMENT  GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                    Three Months Ended March 31,
                                                       2000              1999
                                                       ----              ----
Revenues                                            $ 305,910         $ 66,049


Expenses:
     Marketing                                         33,879           25,800
     Development                                      117,271           14,221
     General and administrative                        95,365           25,143
     Stock and stock option compensation               18,000                -
                                                   ----------        ---------
                                                      264,515           65,164
                                                   ----------        ---------
Net income before income taxes                         41,395              885
Income tax expense                                     17,000                -
                                                   ----------        ---------
Net income                                         $   24,395        $     885
                                                   ==========        =========
Net income per share - basic                       $    0.002        $   0.000
                                                   ==========        =========
Weighted average number of common
  shares outstanding - basic                       10,653,333        8,333,333
                                                   ==========        =========
(see accompanying notes)
dot com ENTERTAINMENT  GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                   Three Months Ended March 31,
                                                      2000              1999
                                                      ----              ----
Cash flows from operating activities:

     Net income                                      $ 24,395        $   885
     Adjustments to reconcile net income to
      net cash used in operations:
         Expenses satisfied via the issuance of
         common stock and stock options                18,000              -
         Deferred income tax expense                   17,000              -
         Changes in non-cash working capital items:
             Accounts receivable                      (69,258)       (87,507)
             Prepaid expenses                               -        (16,500)
             Accounts payable                           7,778          4,504
                                                     --------        -------
         Net cash used in operating activities         (2,085)       (98,618)

Cash flows from financing activities:

     Proceeds from issuance of common stock           455,000        248,420
                                                    ---------       --------
         Net cash provided by financing activities    455,000        248,420
                                                    ---------       --------

Net increase in cash during the period                452,915        149,802
Cash and cash equivalents, beginning of period         51,707          3,419
                                                    ---------       --------
Cash and cash equivalents, end of period            $ 504,622       $153,221
                                                    =========       ========
(see accompanying notes)

DOT COM ENTERTAINMENT  GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of dot com Entertainment Group, Inc. and Subsidiaries (the "Company ") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, which includes audited financial statements and footnotes as of and for the years ended December 31, 1999 and 1998.

NOTE 2. - STOCKHOLDERS' EQUITY

During the quarter ended March 31, 2000, the Company issued 200,000 units of equity instruments in a private placement offering. Each unit was sold for $2.50 and consisted of one share of the Company's common stock and one warrant to purchase a share of common stock at a price of $4.00 per share. The warrants vest immediately and expire two years from the date of grant. The proceeds from the sale of these instruments amounted to approximately $455,000, net of related costs amounting to $45,000, of which approximately $85,500 was allocated to the warrants. This amount was determined using the Black-Scholes pricing model.

During the quarter ended March 31, 2000, 30,000 shares of the Company's common stock were issued in exchange for consulting services rendered. These services had a value of $3,000.

NOTE 3. - STOCK OPTIONS

During the quarter ended March 31, 2000, the Company granted 50,000 options to purchase shares of the Company's common stock, in exchange for services rendered. These services had a value of $15,000. In addition, the Company granted 50,000 incentive stock options to employees, accounted for under the provisions of APB 25. Both of the above groups of options have an exercise price of $3.00, vest immediately and expire in 2005.

NOTE 4. - EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic earnings per share. Diluted earnings per share has not been presented due to the fact that the conversion of outstanding options and warrants are not considered in the calculation since the average market price is less than the exercise price for all exercisable securities during the quarter ended March 31, 2000. There are no other potentially dilutive securities outstanding.

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

Results of Operations

General

dot com Entertainment Group, Inc. ("dot com" or the "Company") is an Internet software development company, specializing in the creation and support of Internet entertainment products and related services. dot com derives its revenues from several sources, including its assessment of license fees and royalties from the use of its software. Additionally, dot com provides licensees with technical support, maintenance, software upgrades, information and systems consulting services, and marketing and promotional initiatives and services geared toward dot com brand awareness.

dot com is not an Internet gaming company, in that it does not directly or indirectly accept wagers used to play games of chance on the Internet. Rather, it develops and licenses the use of its commercial software products and trademarks to independent third parties located in jurisdictions that permit Internet gaming as a legitimate business enterprise.

The following tables set forth selected information from the statements of operations for the three months ended March 31, 2000 and 1999 and the balance sheets as at March 31, 2000 and December 31, 1999.

Selected Statement of Operations Information
--------------------------------------------
                                             Three Months Ended March 31,
                                             2000                    1999
                                             ----                    ----

Revenues                               $    305,910             $    66,049
Operating expenses                          264,515                  65,164
Net income                                   24,395                     885

Selected Balance Sheet Information
-----------------------------------

                                           March 31,              December 31
                                             2000                    1999
                                             ----                    ----

Current assets                         $    904,811             $   382,638
Current liabilities                         238,995                 231,217
Stockholders' equity                        971,816                 474,421

Revenues increased to $305,910 for the quarter ended March 31, 2000 from $66,049 for the quarter ended March 31, 1999. The growth in revenues results from higher royalties and support and maintenance charges and the assessment of license fees to new software licensees who will take delivery of dot com technical systems in the current quarter. The royalty revenue increased to $221,910 in 2000 from $55,306 in 1999 reflecting the increased activity of the Company's licensee in Antigua. Support and maintenance revenue was $67,000 for the quarter ended March 31, 2000 resulting from upgrades being made to the CyberBingo(TM) software and related systems, the development of The Bingo Network Program (TM) and the delivery of the CyberBingo Network Program, ongoing maintenance to the Antiguan licensee and the development and delivery of marketing and promotional programs. In 1999, support and maintenance revenue was $10,000. Licensing revenues totaled $17,000 for the quarter ended March 31, 2000 as the Company has added additional licensees. Licensing revenues were nil in the similar period in 1999 as the Company only had one licensee for that period, with the initial license fee having been paid in 1998. It is anticipated that the new licensees will diversify the Company's concentration of revenue beginning in the second quarter of fiscal year 2000. The new licensees will also provide additional royalties and support and maintenance revenue, which will be in addition to initial license fees where applicable. The Company earned $743 of advertising revenue during fiscal 1999 compared to nil in 2000.

Operating expenses increased to $264,515 for the quarter ended March 31, 2000 from $65,164 for the same quarter in 1999. The increased operating expenses reflect the significantly higher level of activity at the Company. During fiscal 1999, the Company had limited operations in the first quarter, resulting in significantly lower expense levels. Marketing expenses were $33,879 for the first quarter of 2000 compared to $25,800 for the first quarter in 1999. The increase is due primarily to the inclusion of a marketing director in the current year. Development expenses grew to $117,271 the three months ended March 31, 2000 from $14,221 in 1999. The primary reason for the increase in development expenses results from the hiring of software developers and consultants to improve the Company's products and services. General and administrative expenses increased to $95,365 for the quarter ended March 31, 2000 from $25,143 for the similar period in the prior year. The increase results from the remuneration of its senior management, the leasing of office space and the incurrance of the related expenses associated with the higher level of activity of the Company which were expenses not incurred during the first quarter of 1999. There was $18,000 of stock and stock option compensation expense in the first quarter of fiscal 2000 related to 30,000 common shares bearing a restrictive legend and 50,000 non-qualified options issued to consultants. These options were recorded as compensation expense in accordance with the provisions of SFAS No. 123, based on the value of the consulting services. There was no similar expense in 1999.

The Company had a net profit of $24,395 for the three months ended March 31, 2000 compared to a profit of $885 in 1999 resulting from the higher levels of revenue offsetting expense requirements. As the Company increases the number of its licensees and introduces new products it is anticipated that profitability will continue. There was a $17,000 tax provision recorded for the first quarter of 2000 based on the profits for the period as compared to nil in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000 the Company had cash resources of $504,622 as compared with $51,707 at December 31, 1999.

At March 31, 2000 the Company had working capital of approximately $650,000 as compared with approximately $150,000 at December 31, 1999. The increase primarily reflects the issuance of 200,000 units of equity instruments in a private placement financing. The per unit price was $2.50 providing proceeds of approximately $455,000 after associated expenses. Each unit consists of one share of the Company's common stock and one warrant to purchase a share of common stock at a price of $4.00 per share. The Company intends to use these funds to further develop its current products, create and develop new products and to expand its sales and marketing efforts to increase the number of licensees of its products.

At March 31, 2000, total assets increased to $1,210,811 from $705,638 at December 31, 1999. The increase is due primarily to the higher levels of cash associated with the issuance of the units as discussed above.

Total liabilities increased marginally to $238,995 at March 31, 2000from $231,217 at December 31, 1999. This increase is consistent with the heightened level of business activity of dot com in the current period compared to that leading to the year-end December 1999.

Net cash used in operating activities declined to approximately $2,000 from $99,000 in the prior year. The decrease results from improved net income, increased non-cash expenses and lower increase in non-cash working capital items. During the first quarter of 2000 the Company issued common stock for net proceeds of $455,000 as described above. In the first quarter of 1999 the Company issued 6,500,000 common shares for proceeds of approximately $248,000. There was a net increase in cash of $453,000 for the first quarter of 2000 as compared to $150,000 for the same period in 1999.

The Company intends to continue to pursue financing activities such as further equity offerings and has obtained a line of credit supported by its cash resources to support its ongoing investment in activities to generate increased revenues and profitability for the Company.

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

RISKS AND UNCERTAINTIES

The Company has identified that there is uncertainty in North America relating to the lawfulness of Internet gaming. As such, notwithstanding the fact that its licensees operate from countries where such business is lawful if licensed, governments elsewhere, including the federal, state or any local governments in the United States may take the position that the Company's software and support systems are being played and or used unlawfully in their jurisdiction. Accordingly, the Company may face criminal prosecution in any number of jurisdictions, either for operating an illegal gaming operation, or as aiding and abetting others, such as its licensees, in operating an illegal gaming operation. The Company has not devoted any of its limited resources to investigating the legal climate in which it operates. Many of the issues facing the Company are the same as those facing all other e-commerce providers, as current laws are not clear as to who, if anyone, has jurisdiction over Internet-based commerce. A number of proposals have been presented in the United States congress to expressly ban Internet gaming. Although the Company intends to do business worldwide, any enforceable ban on Internet gaming in the United States would have a material adverse effect on the Company's business and both its short-term and long-term liquidity and its revenues from operations.

YEAR 2000 RISKS

In FY 1999, the potential existed and dot com was exposed to a risk that certain of its systems or those of licensees would fail or suffer impairment as a result of the Year 2000 issue (hereinafter "Y2K"). Y2K relates to the rollover date of programming defaulting to 01/01/1900 rather than 01/01/2000 (the "Rollover Date"). Although there was no impact on the Company or its licensees on the Rollover Date and management believes that all hardware is Y2K compliant, there may still be a risk that the Company's reliance on certain hardware systems, software and related services could result in a complete system failure to its software and/or hardware systems and/or any related information technology system including communication systems.

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

Item 6 - Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             Exhibit No.                        Exhibit Name
             -----------                        ------------
                 27                             Financial Data Schedule


        (b)  Reports on Form 8-K.

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       DOT COM ENTERTAINMENT GROUP, INC.
                                  (Registrant)


Date:  April 26, 2000              /s/  SCOTT WHITE
                                   -----------------
                                   Scott White
                                   President

Date:  April 26, 2000              /s/  ANDRE KERN
                                   -----------------
                                   Andre Kern
                                   Controller and Principal Accounting Officer

                                 EXHIBIT INDEX



         Exhibit No.                            Exhibit Name
         -----------                            ------------
            27                                  Financial Data Schedule