Form 10QSB
period 2000-06-30
DOT COM ENTERTAINMENT GROUP INC
filed 2000-08-09
CIK 1079279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended: June 30, 2000

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
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

150 Randall St.,                                           L6J 1P3
Oakville, Ontario, Canada
(Address of principal executive offices)                  (zip code)

                                 (905) 337-8524
                            Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes__X__ No_____

As of August 3, 2000, the registrant had 10,730,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);

                                Yes_____ No__X__

The registrant meets the conditions set forth in General Instruction and is therefore filing this Form with the reduced disclosure format.

Part I - Financial Information
------------------------------

Statements contained in this quarterly report on Form 10-QSB that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Certain of such risks and uncertainties are detailed in filings with the Securities and Exchange Commission and in Item 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below.

Item 1 - Financial Statements:

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                        (Unaudited)                 (Audited)
                                                          June 30,                 December 31,
                                                            2000                       1999
                                                         ---------                 ------------

   ASSETS:

Current assets:
   Cash and cash equivalents .......................    $   510,281                $   51,707
   Accounts receivable:
        Trade ......................................        432,226                   254,471
        Other ......................................         24,800                    76,460
                                                        -----------                ----------
        Total current assets .......................        967,307                   382,638

Deferred tax asset .................................        279,354                   323,000
                                                        -----------                ----------
                                                        $ 1,246,661                $  705,638
                                                        ===========                ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued liabilities ........    $   130,681                $  126,901
   Accounts payable - officers .....................         99,690                   100,916
   Income taxes payable ............................          3,400                     3,400
                                                        -----------                ----------
        Total current liabilities ..................        233,771                   231,217

Stockholders' equity:
   Common stock,  $0.001 par value, 50,000,000
   shares authorized, 10,730,000 shares issued
   and outstanding (10,500,000 - 1999) .............         10,730                    10,500

Additional paid in capital:
        Common Stock ...............................        610,320                   238,050
        Stock options/warrants .....................        801,500                   701,000
Accumulated deficit ................................       (409,660)                 (475,129)
                                                        -----------                ----------
                                                          1,012,890                   474,421
                                                        -----------                ----------
                                                        $ 1,246,661                $  705,638
                                                        ===========                ==========

(see accompanying notes)
dot com ENTERTAINMENT  GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                          Three Months Ended                   Six Months Ended
                                                              June 30,                              June 30,
                                                    2000                 1999             2000                 1999
                                                    ----                 ----             ----                 ----
Revenues .....................................  $  436,312          $   77,215        $  742,222           $  143,264

Expenses:
  Marketing ..................................      38,421              60,000            72,300               85,800
  Development ................................     139,901              67,147           257,172               81,368
  General and administrative .................     190,270              46,286           285,635               71,429
  Stock and stock option compensation ........           -                   -            18,000                    -
                                                ----------          ----------        ----------           ----------
                                                   368,592             173,433           633,107              238,597
                                                ----------          ----------        ----------           ----------
Net income (loss) before taxes ...............      67,720             (96,218)          109,115              (95,333)

Income tax expense ...........................      26,646                   -            43,646                    -
                                                ----------          ----------        ----------           ----------
Net income (loss) ............................   $  41,074          $  (96,218)       $   65,469           $  (95,333)
                                                ==========          ==========        ==========           ==========
Net income (loss) per share - basic ..........   $   0.004          $   (0.009)       $   0.006            $   (0.010)
                                                ==========          ==========         =========           ==========
Weighted average number of common
 shares outstanding - basic ..................  10,730,000          10,500,000        10,691,667            9,416,667
                                                ==========          ==========         =========           ==========

(see accompanying notes)
dot com ENTERTAINMENT  GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                      Six Months Ended
                                                                           June 30,

                                                                   2000                1999
                                                                   ----                ----
Cash flows from operating activities:
     Net income (loss) ......................................   $  65,469          $ (95,333)
     Adjustments to reconcile net income to
      net cash used in operations:
         Expenses satisfied via the issuance of
         common stock and stock options .....................      18,000                  -
         Deferred income tax expense ........................      43,646                  -
         Changes in non-cash working capital items:
             Accounts receivable ............................    (126,095)          (144,279)
             Accounts payable ...............................       2,554              7,385
                                                                ---------           --------
Net cash provided by (used in) operating activities .........       3,574           (232,227)
Cash flows from financing activities:
     Proceeds from issuance of common stock .................     455,000            248,420
                                                                ---------           --------
Net cash provided by financing activities ...................     455,000            248,420
                                                                ---------           --------
Net increase in cash during the period ......................     458,574             16,193
Cash position, beginning of period ..........................      51,707              3,419
                                                                ---------           --------
Cash and cash equivalents position, end of period ...........   $ 510,281           $ 19,612
                                                                =========           ========

(see accompanying notes)
dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of dot com Entertainment Group, Inc. and Subsidiaries (the "Company ") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, which includes audited financial statements and footnotes as of and for the years ended December 31, 1999 and 1998.

NOTE 2. - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2000, the Company issued 200,000 units of equity instruments in a private placement offering. Each unit was sold for $2.50 and consisted of one share of the Company's common stock and one warrant to purchase a share of common stock at a price of $4.00 per share. The warrants vest immediately and expire two years from the date of grant. The proceeds from the sale of these instruments amounted to approximately $455,000, net of related costs amounting to $45,000, of which approximately $85,500 was allocated to the warrants. This amount was determined using the Black-Scholes pricing model.

During the six months ended June 30, 2000, 30,000 shares of the Company's common stock were issued in exchange for consulting services rendered. These services had a value of $3,000.

NOTE 3. - STOCK OPTIONS

During the six months ended June 30, 2000, the Company granted 50,000 options to purchase shares of the Company's common stock, in exchange for services rendered. These services had a value of $15,000. In addition, the Company granted 50,000 incentive stock options to employees, accounted for under the provisions of APB 25. Both of the above groups of options have an exercise price of $3.00, vest immediately and expire in 2005.

NOTE 4. - EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic earnings per share. Diluted earnings per share has not been presented due to the fact that the conversion of outstanding options and warrants are not considered in the calculation since the average market price is less than the exercise price for all exercisable securities during the six months ended June 30, 2000. There are no other potentially dilutive securities outstanding.

NOTE 5. - COMMITMENTS

During the three months ended June 30, 2000, the Company entered into a lease for additional office space at an annual cost of $45,000 for a period of 5 years.

NOTE 6. SUBSEQUENT EVENT

Subsequent to June 30, 2000, the Company granted 830,000 options to purchase common stock of the Company to directors and employees of the Company at an exercise price of $0.75 which will be accounted for under APB 25. Accordingly, no compensation expense will be recognized in the statement of operations.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

dot com Entertainment Group, Inc. ("dot com" or the "Company") is an Internet software development company, specializing in the creation and support of Internet entertainment products and related services. dot com derives its revenues from several sources, including its assessment of license fees and royalties from the use of its software. Additionally, dot com provides licensees with technical support, maintenance, software upgrades, information and systems consulting services, and marketing and promotional initiatives and services.

dot com is not an Internet gaming company, in that it does not directly or indirectly accept wagers used to play games of chance on the Internet. Rather, it develops and licenses the use of its commercial software products and trademarks to independent third parties located in jurisdictions that permit Internet gaming as a legitimate business enterprise.

The following tables set forth selected information from the statements of operations for the three and six months ended June 30, 2000 and 1999 and the balance sheets as at June 30, 2000 and December 31, 1999.


Selected Statement of Operations Information
--------------------------------------------

                        Three Months Ended June 30,             Six Months Ended, June 30,
                          2000              1999                   2000             1999
                          ----              ----                   ----             ----
Revenues               $ 436,312          $ 77,215             $  742,222       $  143,264
Operating expenses       368,592           173,433                633,107          238,597
Net income                41,074           (96,218)                65,469          (95,333)


Selected Balance Sheet Information
-----------------------------------
                                      June 30,                 December 31
                                        2000                      1999
                                        ----                      ----
Current assets                     $   967,307               $   382,638
Current liabilities                    233,772                   231,217
Stockholders' equity                 1,012,889                   474,421

REVIEW OF THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999

Revenues increased to $436,312 for the quarter ended June 30, 2000 from $77,215 for the quarter ended June 30, 1999. The growth in revenues results from higher royalties and support and maintenance charges. The royalty revenue increased to $340,812 in 2000 from $62,215 in 1999 reflecting the increased activity of the Company's existing licensee and the addition of royalty income from a new licensee, which commenced operations in the quarter. Support and maintenance revenue was $95,500 for the quarter ended June 30, 2000 resulting from upgrades being made to the CyberBingo(TM) software and related systems, the redevelopment of the CyberBingo(TM) website, ongoing maintenance to the Antiguan licensee and the development and delivery of marketing and promotional programs. In 1999, support and maintenance revenue was $15,000. Licensing revenues were nil for the quarter ended June 30, 2000 although the Company did receive a deposit from a new software licensee who is in the process of establishing its operations and will operate an Internet Bingo hall. Licensing revenues were nil in the similar period in 1999 as the Company only had one licensee for that period, with the initial license fee having been paid in 1998. It is anticipated that the new licensees will continue to diversify the Company's concentration of revenue for the remainder of fiscal year 2000. The new licensees will also provide additional royalties and support and maintenance revenue, which will be in addition to initial license fees where applicable

Operating expenses increased to $368,592 for the quarter ended June 30, 2000 from $173,433 for the same quarter in 1999. The increased operating expenses reflect the significantly higher level of activity at the Company. During fiscal 1999, the Company had limited operations in the first half of the year, resulting in significantly lower expense levels. Marketing expenses were $38,421 for the second quarter of 2000 compared to $60,000 for the second quarter in 1999. The decrease is due primarily to the Company replacing an outside marketing firm with a senior marketing employee. Development expenses grew to $139,901 for the three months ended June 30, 2000 from $67,147 in 1999. The primary reason for the increase in development expenses results from the hiring of software developers and consultants to improve the Company's products and services and to create additional internet games. General and administrative expenses increased to $190,270 for the quarter ended June 30, 2000 from $46,286 for the similar period in the prior year. The increase results from the remuneration of its senior management, the leasing of larger office space, professional fees and the incurrence of the related expenses associated with the higher level of activity of the Company which were expenses not incurred during the first quarter of 1999. Of note is that the Company employed approximately 20 people at June 30, 2000 as compared to 3 at the same time in 1999.

The Company had a net profit of $41,074 for the three months ended June 30, 2000 compared to a loss of $(96,218) in 1999 resulting from the higher levels of revenue offsetting expense requirements. As the Company increases the number of its licensees and introduces new products it is anticipated that profitability will continue. There was a $26,646 tax provision recorded for the second quarter of 2000 based on the profits for the period as compared to nil in the prior year period.

REVIEW OF THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999

Revenues increased to $742,222 for the six months ended June 30, 2000 from $143,264 for the six months ended June 30, 1999. The growth in revenues results from higher royalties and support and maintenance charges and the assessment of license fees to new software licensees. The royalty revenue increased to $562,722 in 2000 from $117,521 in 1999 reflecting the increased activity of the Company's existing licensee and the addition of a new licensee during the second quarter. Support and maintenance revenue was $162,500 for the six months ended June 30, 2000 as a result of higher levels of support as discussed above. In 1999, support and maintenance revenue was $25,000. Licensing revenues totaled $17,000 for the year to date period ended June 30, 2000 as the Company has added additional licensees. Licensing revenues were nil in the similar period in 1999 as the Company only had one licensee for that period. The Company earned $743 of advertising revenue during fiscal 1999 compared to nil in 2000.

Operating expenses increased to $633,107 for the six months ended June 30, 2000 from $238,597 for the same period in 1999. The increased operating expenses reflect the significantly higher level of activity at the Company. Marketing expenses were $72,300 for the first half of 2000 compared to $85,800 for the first half of 1999. The decrease is due primarily to the inclusion of a marketing director in the current year where, in the prior year the Company was using outside services to market and promote the Company and its products. Development expenses grew to $257,172 for the six months ended June 30, 2000 from $81,368 in 1999. The primary reason for the increase in development expenses results from the hiring of software developers and consultants to improve the Company's products and services and to create additional internet games. General and administrative expenses increased to $285,635 for the first half of fiscal 2000 from $71,429 for the similar period in the prior year. The increase results from the remuneration of its senior management, the leasing of expanded office space and the incurrence of the related expenses associated with the higher level of activity of the Company which were expenses that were significantly less in the prior year. There was $18,000 of stock and stock option compensation expense in the first quarter of fiscal 2000 related to 30,000 common shares bearing a restrictive legend and 50,000 non-qualified options issued to consultants for software development and other services. These options were recorded as compensation expense in accordance with the provisions of SFAS No. 123, based on the value of the consulting services. There was no similar expense in 1999.

The Company had a net profit of $65,469 for the six months ended June 30, 2000 compared to a loss of $(95,333) in 1999 resulting from the higher levels of revenue offsetting expense requirements. There was a $43,646 tax provision recorded for the first half of 2000 based on the profits for the period as compared to nil in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000 the Company had cash resources of $510,281 as compared with $51,707 at December 31, 1999.

At June 30, 2000 the Company had working capital of approximately $733,000 as compared with approximately $150,000 at December 31, 1999. The increase primarily reflects the issuance of 200,000 units of equity instruments in a private placement financing. The unit price was $2.50 per share providing proceeds of approximately $455,000 after associated expenses. Each unit consists of one share of the Company's common stock and one warrant to purchase a share of common stock at a price of $4.00 per share. The Company intends to use these funds to further develop its current products, create and develop new products and to expand its sales and marketing efforts to increase the number of licensees of its products.

At June 30, 2000, total assets increased to $1,246,661 from $705,638 at December 31, 1999. The increase is due primarily to the higher levels of cash associated with the issuance of the units as discussed above as well as an increase in accounts receivable due to the higher level of revenues.

Total liabilities increased marginally to $233,772 at June 30, 2000 from $231,217 at December 31, 1999. This increase is consistent with the heightened level of business activity of dot com in the current period compared to that leading to the year-end December 1999.

Net cash provided by operating activities was $5,659 and $3,574 for the three and six months respectively ended June 30, 2000. These amounts compare to $(133,609) and $(232,227) in the prior year. The improvement results from higher net income, increased non-cash expenses and lower increase in non-cash working capital items. During the first quarter of 2000 the Company issued common stock for net proceeds of $455,000 as described above. In the first quarter of 1999 the Company issued 6,500,000 common shares for proceeds of approximately $248,000. There was a net increase in cash of $458,574 for the first half of 2000 as compared to $16,193 for the same period in 1999.

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

RISKS AND UNCERTAINTIES

The Company has identified that there is uncertainty in North America relating to the lawfulness of Internet gaming. As such, notwithstanding the fact that its licensees operate from countries where such business is lawful if licensed, governments elsewhere, including the federal, state or any local governments in the United States may take the position that the Company's software and support systems are being played and or used unlawfully in their jurisdiction. Accordingly, the Company may face criminal prosecution in any number of jurisdictions, either for operating an illegal gaming operation, or as aiding and abetting others, such as its licensees, in operating an illegal gaming operation. The Company has devoted only limited resources to investigating the legal climate in which it operates. Many of the issues facing the Company are the same as those facing all other e-commerce and Internet software providers, as current laws are not clear as to who, if anyone, has jurisdiction over Internet-based commerce. A number of proposals have been presented in the United States congress to expressly ban Internet gaming. Some of these proposals have recently been defeated. Although the Company intends to do business worldwide, any enforceable ban on Internet gaming in the United States would have a material adverse effect on the Company's business and both its short-term and long-term liquidity and its revenues from operations.

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

DOT COM ENTERTAINMENT GROUP, INC.
(Registrant)


Date:  August 4, 2000                       /s/  SCOTT WHITE
                                            ----------------
                                                 Scott White
                                                 President


Date:  August 4, 2000                       /s/  ANDRE KERN
                                            ---------------
                                                 Andre Kern
                                                 Principal Financial Officer

                                 EXHIBIT INDEX
                                 -------------

               Exhibit No.                            Exhibit Name
               -----------                            -------------

                   27                                 Financial Data Schedule