Form 10QSB
period 2000-09-30
DOT COM ENTERTAINMENT GROUP INC
filed 2000-11-01
CIK 1079279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 0–26597

DOT COM ENTERTAINMENT GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Florida
(State or other jurisdiction of incorporation or organization)

58-2466312
(I.R.S. Employer Identification Number)

150 Randall St.,
Oakville, Ontario, Canada
(Address of principal executive offices)

L6J 1P4
(zip code)

(905) 337-8524
Issuer’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes__X__ No_____

As of October 26, 2000, the registrant had 10,730,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);

Yes_____ No__X__

Part I – Financial Information

Statements contained in this quarterly report on Form 10-QSB that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Certain of such risks and uncertainties are detailed in filings with the Securities and Exchange Commission.

Item 1. – Financial Statements:

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)      (Audited)
                                                   September 30,   December 31,
                                                       2000            1999
                                                   -------------   ------------
   ASSETS

Current assets:
   Cash and cash equivalents ....................  $   583,497     $   51,707
   Accounts receivable:
        Trade ...................................      452,409        254,471
        Other ...................................            -         76,460
                                                   -----------     ----------
        Total current assets ....................    1,035,906        382,638

Deferred tax asset ..............................      279,354        323,000
                                                   -----------     ----------
                                                   $ 1,315,260     $  705,638
                                                   ===========     ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued liabilities .....  $   166,313     $  126,901
   Accounts payable - officers ..................       54,805        100,916
   Income taxes payable .........................       32,501          3,400
                                                   -----------     ----------
        Total current liabilities ...............      253,619        231,217

Stockholders' equity:
   Common stock,  $0.001 par value, 50,000,000
   shares authorized, 10,730,000 shares issued
   and outstanding (10,500,000 - 1999) ..........       10,730         10,500

Additional paid in capital:
        Common Stock ............................      610,320        238,050
        Stock options/warrants ..................      801,500        701,000
Accumulated deficit .............................     (360,909)      (475,129)
                                                   -----------     ----------
                                                     1,061,641        474,421
                                                   -----------     ----------
                                                   $ 1,315,260     $  705,638
                                                   ===========     ==========

(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                          September 30,
                                                    2000                 1999             2000                 1999
                                                    ----                 ----             ----                 ----

Revenues .....................................  $  529,571          $  156,703       $ 1,271,793           $  299,967

Expenses:
  Marketing ..................................      84,194              45,822           156,494              131,622
  Development ................................     190,428              52,633           447,600              134,001
  General and administrative .................     173,697              62,403           459,332              133,832
  Stock and stock option compensation ........           -                   -            18,000                    -
                                                ----------          ----------        ----------           ----------
                                                   448,319             160,858         1,081,426              399,455
                                                ----------          ----------        ----------           ----------
Net income (loss) before taxes ...............      81,252              (4,155)          190,367              (99,488)

Income tax expense ...........................      32,501                   -            76,147                    -
                                                ----------          ----------        ----------           ----------
Net income (loss) ............................   $  48,751          $   (4,155)       $  114,220           $  (99,488)
                                                ==========          ==========        ==========           ==========
Net income (loss) per share - basic ..........   $   0.005          $   (0.000)       $   0.011            $   (0.010)
                                                ==========          ==========         =========           ==========

Net income (loss) per share - fully diluted...   $   0.004          $   (0.000)       $   0.011            $   (0.010)
                                                ==========          ==========         =========           ==========
Weighted average number of common
 shares outstanding - basic ..................  10,730,000          10,500,000        10,704,444            9,777,778
                                                ==========          ==========         =========           ==========
Weighted average number of common
 shares outstanding - fully diluted...........  11,049,671          10,500,000        10,811,779            9,777,778
                                                ==========          ==========         =========           ==========

(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                Nine Months Ended
                                                                   September 30,

                                                              2000            1999
                                                              ----            ----
Cash flows from operating activities:
     Net income (loss) .................................   $ 114,220      $ (99,488)
     Adjustments to reconcile net income to
      net cash used in operations:
         Expenses satisfied via the issuance of
         common stock and stock options ................      18,000              -
         Deferred income tax expense ...................      43,646              -
         Changes in non-cash working capital items:
             Accounts receivable .......................    (121,478)      (227,438)
             Accounts payable and accrued expenses .....      22,402         87,671
                                                           ---------       --------
Net cash provided by (used in) operating activities ....      76,790       (239,255)

Cash flows from financing activities:
     Proceeds from issuance of common stock ............     455,000        248,420
                                                           ---------       --------
Net cash provided by financing activities ..............     455,000        248,420
                                                           ---------       --------
Net increase in cash during the period .................     531,790          9,165
Cash position, beginning of period .....................      51,707          3,419
                                                           ---------       --------
Cash and cash equivalents position, end of period ......   $ 583,497       $ 12,584
                                                           =========       ========

Supplemental cash flow activities
  Income taxes paid                                        $   3,400       $      -
                                                           =========       ========

(see accompanying notes)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of dot com Entertainment Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, which includes audited financial statements and footnotes as of and for the years ended December 31, 1999 and 1998.

NOTE 2. - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2000, the Company issued 200,000 units of equity instruments in a private placement offering. Each unit was sold for $2.50 and consisted of one share of the Company's common stock and one warrant to purchase a share of common stock at a price of $4.00 per share. The warrants vest immediately and expire two years from the date of grant. The proceeds from the sale of these instruments amounted to approximately $455,000, net of related costs amounting to $45,000, of which approximately $85,500 was allocated to the warrants. This amount was determined using the Black-Scholes pricing model.

During the nine months ended September 30, 2000, 30,000 shares of the Company's common stock were issued in exchange for consulting services rendered. These services had a value of $3,000.

NOTE 3. - STOCK OPTIONS

During the nine months ended September 30, 2000, the Company granted 50,000 options to purchase shares of the Company's common stock, in exchange for services rendered. These services had a value of $15,000. The Company also granted 50,000 incentive stock options to employees, accounted for under the provisions of APB 25. Both of the above groups of options have an exercise price of $2.50, vest immediately and expire in 2005. During the quarter ended September 30, 2000, the Company granted 970,000 options to directors and employees of the Company to purchase common stock of the Company at an exercise price of $0.75 which will be accounted for under APB 25. Accordingly, no compensation expense will be recognized in the statement of operations.

NOTE 4. - EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic earnings per share and diluted earnings per share. The diluted weighted average common shares outstanding include the impact of the assumed exercise of the 970,000 stock options with an exercise price of $.75 (See Note 3). The amount was determined using the treasury stock method. All other securities are anti-dilutive and have not been included in the calculation.

NOTE 5. - COMMITMENTS

During the nine months ended September 30, 2000, the Company entered into a lease for additional office space at an annual cost of $45,000 for a period of 5 years.

Item 2. - Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

dot com Entertainment Group, Inc. ("dot com" or the "Company") is an Internet software development company specializing in the creation and support of Internet entertainment products and related services. dot com derives its revenues from several sources, including its assessment of license fees and royalties from the use of its software. Additionally, dot com provides licensees with technical support, maintenance, software upgrades, information and systems consulting services, and marketing and promotional initiatives and services.

dot com is not an Internet gaming company, in that it does not directly or indirectly accept wagers used to play games of chance on the Internet. Rather, it develops and licenses the use of its commercial software products and trademarks to independent third parties located in jurisdictions that permit Internet gaming as a legitimate business enterprise.

The following tables set forth selected information from the statements of operations for the three and nine months ended September 30, 2000 and 1999 and the balance sheets as at September 30, 2000 and December 31, 1999.

Selected Statement of Operations Information

                          Three Months Ended September 30,           Nine Months Ended September 30,
                              2000             1999                         2000            1999
                              ----             ----                         ----            ----
Revenues                   $ 529,571        $ 156,703                 $  1,271,793     $  299,967
Operating expenses           448,319          160,858                    1,081,426        399,455
Net income (loss)             48,751           (4,155)                     114,220        (99,488)

Selected Balance Sheet Information

                             September 30, December 31
                              2000             1999
                              ----             ----
Current assets            $1,035,906        $ 382,638
Current liabilities          253,619          231,217
Stockholders' equity       1,061,641          474,421

Review of the three months ended September 30, 2000 compared with the three months ended September 30, 1999

Revenues increased to $529,571 for the quarter ended September 30, 2000 from $156,703 for the quarter ended September 30, 1999. The growth in revenues results from higher royalties, and support and maintenance charges. The royalty revenue increased to $440,571 in 2000 from $106,703 in 1999 reflecting the increased activity of the Company’s licensee that was operating last year as well as royalties from a second licensee that began operations in the second quarter of fiscal 2000. Support and maintenance revenue was $89,000 for the quarter ended September 30, 2000 resulting from continued development and delivery of software enhancements, e-digital services and, marketing and promotional programs to our customers. In 1999, support and maintenance revenue was $50,000. During the quarter ended September 30, 2000 the Company finalized contracts for the Company’s bingo software with two additional licensees. It is anticipated that these two licensees will become operational and begin to provide royalty revenue to the Company during the fourth quarter of 2000. It is anticipated that additional contracts will be signed with new licensees during the fourth quarter. The additional licensees will diversify the Company’s sources of revenue for the remainder of fiscal year 2000.

Operating expenses increased to $448,319 for the quarter ended September 30, 2000 from $160,858 for the same quarter in 1999. The increased operating expenses reflect the significantly higher level of activity at the Company, including increased staffing of approximately 25 employees. During fiscal 1999, the Company had limited operations, with only three full-time employees during the third quarter, resulting in significantly lower expense levels. Marketing expenses were $84,194 for the third quarter of 2000 compared to $45,822 for the third quarter in 1999. The increase reflects the shift of the Company’s development to increasing its efforts in marketing and selling its products. The Company also revamped its website, www.dceg.com and corporate image, including its logo during the quarter. Development expenses grew to $190,428 for the three months ended September 30, 2000 from $52,633 in 1999. The increase in development expenses results from the hiring of software developers and consultants to improve and diversify the Company’s products and services. The Company expended considerable effort and expense in the third quarter of 2000 to develop a suite of Internet casino games and introduce a consistent platform of technology which would support both its Internet casino and Internet bingo technology. General and administrative expenses increased to $173,697 for the quarter ended September 30, 2000 from $62,403 for the similar period in the prior year. The increase results from the remuneration of its senior management, the leasing of larger office space, professional fees, the expansion of the customer and technical support team and the incurrence of the related expenses associated with the higher level of activity of the Company which were expenses not incurred during the third quarter of 1999. As is noted above, the Company employed approximately 25 people at September 30, 2000 as compared to 3 at the same time in 1999.

The Company had a net profit of $48,751 for the three months ended September 30, 2000 compared to a loss of $(4,155) in 1999. As the Company increases the number of its licensees and introduces new products it is anticipated that profitability will continue to improve. There was a $32,501 tax provision recorded for the third quarter of 2000 based on the profits for the period as compared to nil in the prior year period.

Review of the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999

Revenues increased to $1,271,793 for the nine months ended September 30, 2000 from $299,967 for the nine months ended September 30, 1999. The growth in revenues resulted from higher royalties and support and maintenance charges and the assessment of license fees to new software licensees. The royalty revenue increased to $1,003,293 in 2000 from $224,224 in 1999 reflecting the increased activity of the Company’s existing licensee and the addition of a new licensee during the second quarter. Support and maintenance revenue was $251,500 for the nine months ended September 30, 2000 as a result of higher levels of support as discussed above. In 1999, support and maintenance revenue was $75,000. Licensing revenues totaled $17,000 for the year to date period ended September 30, 2000 as the Company has added additional licensees. Licensing revenues were nil in the similar period in 1999.

Operating expenses increased to $1,081,426 for the nine months ended September 30, 2000 from $399,455 for the same period in 1999. The increased operating expenses reflect the significantly higher level of activity at the Company. Marketing expenses were $156,494 for the three quarters ended September 30, 2000 compared to $131,622 for the same period in 1999. The increase reflects the Company’s increasing efforts in marketing and selling its products. In 1999, the marketing group had only one employee who commenced employment in the third quarter; as at September 30, 2000 there were 4 employees in this group. Development expenses grew to $447,600 for the nine months ended September 30, 2000 from $134,001 in 1999. The primary reason for the increase in development expenses results from the hiring of software developers and consultants to improve the Company’s products and services. Considerable effort and expense were expended in the second and third quarter of 2000 to develop a suite of Internet casino games and introduce a consistent platform of technology which would support both our Internet casino and Internet bingo technology, all of which has been introduced in the fourth quarter of 2000. General and administrative expenses increased to $459,332 for the first three quarters of fiscal 2000 from $133,832 for the similar period in the prior year. The increase results from the remuneration of its senior management, the leasing of expanded office space, the expansion of the customer and technical support teams and the incurrence of the related expenses associated with the higher level of activity of the Company; these expenses were significantly lower in the prior year. There was $18,000 of stock and stock option compensation expense in the first quarter of fiscal 2000 related to the issuance of 30,000 common shares bearing a restrictive legend and 50,000 non-qualified options issued to consultants for software development and other services. These options were recorded as compensation expense in accordance with the provisions of SFAS No. 123, based on the value of the consulting services. There was no similar expense in 1999.

The Company had a net profit of $114,220 for the nine months ended September 30, 2000 compared to a loss of $(99,488) in 1999 resulting from the higher levels of revenue offsetting expense requirements. There was a $76,147 tax provision recorded for the first three quarters of 2000 based on the profits for the period as compared to nil in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash resources of $583,497 as compared with $51,707 at December 31, 1999.

At September 30, 2000, the Company had working capital of approximately $780,000 as compared with approximately $150,000 at December 31, 1999. The increase primarily reflects the issuance of 200,000 units of equity instruments in a private placement financing. The unit price was $2.50 per share providing proceeds of approximately $455,000 after associated expenses. Each unit consists of one share of the Company’s common stock and one warrant to purchase a share of common stock at a price of $4.00 per share. The Company intends to use these funds to further develop its current products, create and develop new products and to expand its sales and marketing efforts to increase the number of licensees of its products. Also contributing to the improvement in working capital is cash being provided from operations and a higher balance of accounts receivable offset marginally by a higher balance of accounts payable. These increases result from the profitability of the Company as well as the higher level of activity of the Company.

At September 30, 2000, total assets increased to $1,315,260 from $705,638 at December 31, 1999. The increase is due primarily to the higher levels of cash associated with the issuance of the units as discussed above as well as an increase in accounts receivable due to the higher level of revenues.

Total liabilities increased marginally to $253,619 at September 30, 2000 from $231,217 at December 31, 1999. This increase is consistent with the heightened level of business activity of dot com in the current period compared to that leading to the year-end December 1999.

Net cash provided by operating activities was $73,216 and $76,790 for the three and nine months respectively ended September 30, 2000. These amounts compare to $(7,028) and $(239,255) in the prior year. The improvement results from higher net income, increased non-cash expenses and a lower increase in non-cash working capital items. During the first quarter of 2000 the Company issued common stock for net proceeds of $455,000 as described above. In the first quarter of 1999 the Company issued 6,500,000 common shares for proceeds of approximately $248,000. There was a net increase in cash of $531,940 for the first nine months of 2000 as compared to $9,165 for the same period in 1999.

The Company intends to continue to pursue financing activities such as further equity offerings and has obtained a line of credit with the Company’s bank in Canada, The Toronto Dominion Bank. The Company has a $CDN 145,000 line of credit at bank prime plus ¼ % and a $U.S. 50,000 line of credit at the bank’s U.S. prime rate plus ¼ %. Both lines are secured with balances in money market funds.

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

RISKS AND UNCERTAINTIES

The Company has identified that there is uncertainty in North America relating to the lawfulness of Internet gaming. As such, notwithstanding the fact that its licensees operate from countries where such business is lawful if licensed, governments elsewhere, including the federal, state or any local governments in the United States may take the position that the Company’s software and support systems are being played and or used unlawfully in their jurisdiction. Accordingly, the Company may face criminal prosecution in any number of jurisdictions for aiding and abetting others, such as its licensees, in operating an illegal gaming operation. The Company has devoted only limited resources to investigating the legal climate in which it operates. Many of the issues facing the Company are the same as those facing all other e-commerce and other Internet software providers and traditional software providers, as current laws are not clear as to who, if anyone, has jurisdiction over Internet-based commerce. A number of bills have been introduced in the United States House of Representatives to expressly ban Internet gaming. One of these proposals was recently defeated. Although the Company intends to do business worldwide, any enforceable ban on Internet gaming in the United States would have a material adverse effect on the Company’s business and both its short-term and long-term liquidity and its revenues from operations.

YEAR 2000 RISKS

In fiscal 1999 and 2000, dot com was exposed to a risk that certain of its systems or those of licensees would fail or suffer impairment as a result of Year 2000 issues (hereinafter “Y2K”). Y2K issues include the risk of the rollover date of programming defaulting to 01/01/1900 rather than 01/01/2000. Although there has been no impact to date on the Company or, to the Company’s knowledge, its licensees from Y2K issues and management believes that all hardware is Y2K compliant, there may still be a risk that the Company’s reliance on certain hardware systems, software and related services that are not Y2K compliant could result in a complete system failure to its software and/or hardware systems and/or any related information technology system including communication systems.

Although the Company relies on systems developed using current technology and on systems designed to be Y2K compliant, we may have to replace, upgrade or re-engineer or program certain systems to ensure that all technology will be Y2K compliant when operating together. Management does not anticipate having to incur any major operating or capital expenditures that would have a material impact on our financial condition. While management believes that the Company’s hardware and software systems are operating and will continue to operate free from Y2K issues, there can be no assurance unforeseen Y2K problems will not arise that could impact the operation of these systems.

Part II – Other Information

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

DOT COM ENTERTAINMENT GROUP, INC.

(Registrant)

Date:  October 26, 2000              /s/  SCOTT WHITE
                                     -------------------
                                     Scott White
                                     President and Chief Executive Officer

Date: October 26, 2000               /s/  ANDRE KERN
                                     --------------------
                                     Andre Kern
                                     Principal Financial Officer

                              Exhibit Index

                Exhibit No.                        Exhibit Name

                   27                              Financial Data Schedule