Form 10KSB
period 2000-12-31
DOT COM ENTERTAINMENT GROUP INC
filed 2001-03-29
CIK 1079279

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

DOT COM ENTERTAINMENT GROUP, INC.
(Name of Small Business Issuer in its Charter)

Florida
(State or other jurisdiction of
incorporation or organization)

E.I.N. 58-2466312
(I.R.S. Employer Identification No.)

150 Randall St.
Oakville, Ontario, Canada
(Address of principal executive offices)

L6J 1P3
(Zip Code)

Issuer's telephone number: (905) 337-8524

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class:
Common Stock

Check whether the issuer

(1)  filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)  has been subject to such filing requirements for the past 90 days.

Yes    X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2000 were $1,803,298.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of March 9, 2001 computed by reference to the close price as at March 9, 2001 of $1.00 of the registrant’s Common Stock as quoted on the OTC Bulletin Board service on such date, was approximately $6,966,000.

As at March 9, 2001, there were 10,730,000 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes        No    X

PART 1

This annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report and in the documents incorporated by reference into this annual report that is not a statement of an historical fact constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate” and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause dot com’s future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. We have no obligation or intent to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed below under “OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS”, “BUSINESS” and Item 6 “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION” and elsewhere in this annual report generally. You should be aware that the matters described under "GOVERNMENT LICENSING AND REGULATION" and "OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS" in this annual report, could have a material adverse effect on our business, financial condition and results of operation.

ITEM 1.   DESCRIPTION OF BUSINESS

A.  GENERAL DEVELOPMENT OF BUSINESS.

Corporate History

dot com Entertainment Group, Inc. (the “Company” or “dot com”), formerly operating under the name of Affiliated Adjusters, Inc. (hereinafter “Affiliated”) was incorporated on December 11, 1981 in the State of Florida. On January 27, 1999 Affiliated acquired 100% of the shares of the Precyse Corporation of Toronto, Canada (hereinafter “Precyse”). Prior to its acquisition of Precyse, Affiliated conducted no business and had only nominal assets and liabilities. On February 2, 1999, Affiliated changed its name to dot com Entertainment Group, Inc.

dot com is an Internet software development company specializing in the creation and support of Internet entertainment products and related services. The intent of the Company is to identify and commercialize leading edge Internet entertainment technologies and license these technologies to licensees throughout the world.

Significant Events During Past Fiscal Year

dot com lists its common stock on the Frankfurt Stock Exchange OTC Market.

dot com develops a suite of Internet Casino software games using JAVA and Flash technology.

dot com completes a private placement offering in the amount of $500,000.

dot com expands the number of licensees of its Internet Bingo software from one in January 2000 to 6 by year-end 2000.

dot com commences the license of its Internet Casino technology, ending the year with 2 licensees. The development of the Internet Casino technology was completed in the first quarter of fiscal 2001.

As at the date of this report, the Company has licensed its software to a total of 10 Internet Bingo Halls and 8 Internet Casinos.

B.  BUSINESS OF ISSUER: ORGANIZATIONAL STRUCTURE

        DOT COM ENTERTAINMENT CORPORATE ORGANIZATIONAL CHART
                 dot com Entertainment Group, Inc.

                   /                        \
dot com Antigua Inc.                       Precyse Corporation
                                              \
                                           dot com Management Inc.

OVERVIEW

dot com develops and licenses Internet gaming software to licensees who are located in jurisdictions where Internet gaming is lawful or tolerated. The Company also sells supplementary technical support, e-digital and marketing services in addition to general consulting and related services to its licensees.

The Company's innovative gaming systems have been designed to:

(i)   offer customers a user-friendly interface and superior interactive experience;

(ii)   provide licensees with state-of-the-art software technologies, including game management tools for easy site maintenance and efficient business administration; and

(iii)   assist licensees with the growth of their businesses through the re-engineering and development of new technologies in support of Internet gaming applications.

The Company’s strategic focus is to increase the number of Internet gaming licensees who use its software technology, while also increasing the number of Internet games and services available to each licensee. Throughout FY2000, dot com continued to focus its software development on the creation and improvement of Internet-based Bingo technologies. The Company determined that retaining first mover status in the development of technologies supporting the emerging Internet Bingo community would allow it to facilitate immediate demand among its licensees for other dot com Internet technologies. As the demand for these products emerged from present and future licensees in early FY2000, dot com expanded its software offerings to include a full suite of Internet Casino products, which could be delivered to clients using a common software platform with its Internet Bingo technology.

dot com’s gaming software is licensed through its wholly owned Antigua-based licensing subsidiary, dot com Antigua Ltd. (“Antiguaco”). Antiguaco has a cost sharing arrangement with dot com and together the companies provide licensees with a fully-installed gaming system, which is delivered pursuant to the terms of each license agreement.

In exchange for its Internet gaming technologies and technical support services, dot com receives a percentage of the licensee’s revenues, in addition to an up front installation fee which is generally paid prior to the commencement of the license term. Additional revenue streams result from add-on services, such as supplementary support and maintenance, software upgrades and enhancements, e-digital and marketing services, customer support and management consulting services.

In addition to the license of technology to the on-line gaming sector, dot com is actively pursuing strategic relationships with land-based operators and not for profit organizations, who will make use of the Company’s e-gaming technology as content for their web-sites and potential cross-convergence with land-based operations.

PRODUCTS AND SERVICES

dot com develops and provides its software products, technical support services, e-digital services and related consulting services to independent licensees who operate their businesses from jurisdictions where Internet gaming is lawful or tolerated. The Company is also actively pursuing relationships with other businesses, which can use its gaming technology for entertainment purposes.

To its licensees, dot com provides:

* Assistance in the assessment and selection of an acceptable forum and/or location for the licensee's Internet businesses

* Concept development and design of virtual business "themes"

* Complete graphical user interface with visual and sound effects to create a total gaming experience

* Software that provides real-time Internet play

* Assistance in the connection of licensee's electronic commerce facility to dot com's management reporting systems

* Analysis of player retention and other player data, including win/loss, game preferences and player activities in general

* Administration and 7/24 technical support services

* E-digital services including, customization of websites, development of management and marketing systems and processes

* Customization and systems integration

* Market consulting

DOT COM BINGO

dot com’s initial Internet Bingo technology was created to capitalize on the growing demand for Internet-based online Bingo by providing internet bingo players a pleasurable, interactive, electronic version of the classic Bingo Hall-style game.

The Company’s Internet Bingo technology provides a full multi-media interface including chat and dynamic graphics. The Company’s Windows-based game requires a download or installation on a computer, allowing for play on a Windows operating system.

In October of 2000, dot com released version 5.0 of its Internet Bingo technology, which employed multiple platform technologies, including Java and Flash. Each version is fully integrated, maintaining a consistent look and feel across each platform and providing Internet Bingo players with the flexibility to choose the platform that best suits their computer, bandwidth or desktop situation.

dot com’s Bingo technology provides the option to run multiple Bingo games, which can be configured quickly using the Company’Game Builder™technology. This allows licensees to design games to run a variety of Bingo formats including tournament, progressive, and perpetual play modes. The Company’s technology provides customized Bingo allowing for the use of a variety of Bingo announcers, callers, patterns, backgrounds and graphics, all supplied pursuant to the terms of the license agreement. Special customization is available upon request to align with a licensee’s overall brand strategy.

dot com also provides a variety of Bingo-related products to assist in the building of online Bingo communities. These games include fixed patterns, slots, keno, video poker, scratch and lottery-style games, which are available to licensee’s on a case-by-case basis.

DOT COM CASINO GAMES

dot com’s Casino games include products that are available in Java and Flash platforms. The Company’s Java games utilize the Java programming language to provide easily accessible online games for use by the Company’s licensees. The cross-platform nature of Java makes it possible to play these games on all major operating systems, online, with virtually no downloading required. The games are simplified to optimize loading times. dot com currently has a variety of Java Casino Games including Videopoker, Blackjack, Slots, Caribbean Poker, Craps and Roulette, with additional Java games projected to be released during the 2001 fiscal year.

The Company’s Flash games utilize the Flash programming language, which also provides easily accessible online games for use by the Company’s licensees. The cross-platform nature of Flash also makes it possible to play these games on all major operating systems, online, with virtually no downloading required. The games are simplified to optimize loading times. dot com currently has a variety of Flash games, which include Lottery-style games, Slots, Pull-Tabs, Scratch-and-Win, Rapid Bingo, and Keno, with additional products in development.

In FY2001 and beyond dot com plans to introduce new games which will provide licensees with a variety of games in a variety of technologies.

DOT COM LICENSEES

Antiguaco licenses dot com’s integrated technology systems to a growing list of licensees. dot com and its affiliates earn an installation and implementation fee for providing an installed, integrated business operation. dot com receives a continuing percentage of the licensee’s revenues (the “Royalty”), which will vary depending on the terms of the license agreement. dot com also derives revenue from its provision of technical support, software upgrades and enhancements, e-digital and related services. In jurisdictions where an Internet gaming license is required, the licensee must obtain such a license from the jurisdiction where domiciled.

Licensees generally establish their marketing efforts from within their target market. The initial term of the licensing agreement varies from one to five years, renewable on terms to be agreed to by the parties. After the Company’s initial installation of the software, dot com will provide technical support to the licensee, on terms set out in a support and maintenance agreement. Licensees are not obligated to enter into a support and maintenance agreement, with each arrangement dependent on the licensee’s requirements. Should any licensee become delinquent in the payment of any fee or Royalty to dot com, the Company has the legal and technological ability to remotely “shutdown” the licensee’s website(s).

At the end of FY2000, dot com had 6 licensees, with licensees operating or intending to operate their businesses in a variety of countries, including Antigua and Costa Rica. On or prior to the date of this report, dot com had completed a total of 12 license agreements, providing for the deployment of 10 Internet Bingo Halls and 8 Internet Casinos. On the date of this report, there were additional license agreements in the negotiation stage.

It is anticipated that the majority of dot com’s future revenue and earnings growth will come from installation and implementation fees, support and maintenance fees, fees associated with providing additional e-digital services to licensees, and Royalty income.

The Royalty is calculated based on a percentage interest in licensee revenue, and will vary depending on the technology licensed, the caliber of the licensee, the licensee’s projected growth and the scope of the technology and support services purchased from the Company. The Company’s Internet Bingo technology Royalty is calculated based on the Licensees' sales. The Company’s Internet Casino technology (this technology can include dot com’s Internet Bingo technology) Royalty is also calculated based on the Licensees' sales.

The Company’s primary cost associated with generating continuing license income is continued software development, e-digital enhancement, software maintenance, client development, sales and marketing costs.

DOT COM ANTIGUA LTD.

Antiguaco is based in St. John’s, Antigua, and is in the business of licensing dot com’s integrated Internet gaming systems to independent parties who want to operate pay-for-play Internet Casinos or Bingo Halls. The services provided by Antiguaco and/or dot com are provided pursuant to the terms of each license agreement.

Antiguaco is dot com’s licensing subsidiary and presently has no full-time employees. Services provided to licensees are provided by dot com, in accordance with a cost sharing agreement between the parties. dot com provides licensees with services in exchange for implementation fees and the Royalty, providing the Company with the opportunity to spread gaming development and operating costs among multiple licensees.

GROWTH STRATEGY

The development of telecommunications, the emergence of new technology and the international nature of the Internet have created opportunities to develop new, efficient and secure ways to deliver entertainment to customers. As one of the first companies to employ these new technologies on the Internet, dot com intends to capitalize on its technological lead in Bingo and its expertise in the analysis of player data and information to become a world leader in the development of online Bingo software and more recently online Casino gaming systems and related e-digital and management consulting services.

dot com's key strategic objectives are:

(i)  to maintain its position as a leading developer of Internet Bingo technologies;

(ii)  to establish a leading position as a developer of Internet Casino technologies;

(iii)  to become a leader in the provision of e-digital services to the Internet gaming industry in general;

(iv)  to expand the availability of its products and services geographically to other attractive markets through relationships with quality licensees and third parties;

(v)  to provide its products and services to land-based gaming and entertainment operators; and

(vi)  to selectively pursue opportunities in other market segments using its Internet and marketing technologies.

dot com intends to implement its business strategy by:

(i) maintaining and enhancing its technological lead; (ii) seeking key strategic alliances and; (iii) developing dot com into a global brand name.

The following summarizes dot com's strategic focus and operating strategy:

dot com has focused its growth strategy on the development of its Bingo technology, which creates web-based “communities” or meeting rooms for licensee players. Because Bingo is not an odds-based game and is often regarded to be a more socially acceptable form of wagering when compared to odds-based wagering, licensees build core groups of repeat players who become loyal to their site because of dot com’s Bingo, chat, and various value-added programs.

dot com assists licensees to conceptualize new programs, which are developed by dot com into Internet technologies. These new programs are then sold to the licensee in the form of support and maintenance. These programs include “bonus” or “comp” strategies where players benefit from increased play or player referral programs. These enhancements to the system require changes to the technology which is delivered by dot com and would provide dot com with additional revenue. As the licensee continues to offer fresh content to its players and player activity grows, the result is increased Royalty, e-digital, support and maintenance revenue for dot com.

While the licensee realizes additional Bingo player activity in the community, other dot com games, which are consistent with the low-denomination nature of Bingo, will be introduced to the licensee. This will enable the licensee to leverage its Bingo player-base, using the technology and integrity of the licensee’s business. dot com provides its existing and future licensees with new Flash and Java games in order to assist licensees increase efficiencies and market share.

dot com intends to capitalize on its technological lead in Bingo and its early market entry to, through the licensing of its software, capture a significant share of the Internet Bingo market. The Company believes it is well positioned to achieve this goal since it possesses the competitive advantage of being one of the first companies to license proprietary Bingo systems.

The Company has achieved a technological lead and first mover status in Internet Bingo through the successful deployment of its proprietary Bingo software. Using this lead, dot com developed a full suite of Internet Casino products and services, which are now being licensed to Internet Casino operators, either with Bingo or as a stand-alone product. The Company intends to attract licensees from other Internet software companies by providing state-of-the-art Internet Casino technologies that are strategically priced. Because the Company has developed its Bingo and Casino technologies using one platform, the licensing of these distinctively different products can be achieved more easily. dot com will continue to maintain a strong commitment to research and development activities to enhance its products and software and to develop new applications for potential markets.

SALES AND MARKETING STRATEGY

dot com’s sales and marketing initiatives are developed in its Oakville, Ontario premises. The Company has embraced the importance of marketing and maintaining a customer-driven organization and continues to recruit additional marketing professionals to assist in achieving its sales goals. The Company is also pursuing strategic partnerships with individuals and organizations in land-based Bingo and other industries, who add value to the Company in terms of client, product and technology development.

dot com’s marketing strategy is built on the development of traditional and online advertising campaigns for its licensees. Leveraging existing traditional and online promotion through related organizations is intended to generate and capitalize on momentum and build customer and licensee player relationships and loyalty. The Company intends to assist its licensees generate this awareness through several media strategies, including traditional, online and direct response media.

Traditional media including consumer magazines, industry specific programs and commercial advertising may be used with the assistance of specialists in marketing and promotion. Licensees may use page dominant advertising for their products, sustaining weight and frequency in selected publications thereafter. In addition, the Company will continue to work with its licensees to provide information on product incentives, and the expansion of the online Bingo and Casino categories. The data-based nature of the business provides the technology to allow a one-to-one relationship with every single user, providing the added value features that are relevant to that particular internet entertainment customer.

The Company may assist its licensees to secure effective banner and other advertising on widely used search engines and on web-sites and land-based complementary businesses which offer strategic advantage to the target audience. This will not only drive awareness and traffic to licensee sites, but, will build dot com’s brand as a quality licensor of Internet gaming technology.

dot com is developing associations with other software providers to develop synergies with providers who do not currently possess the technologies offered by dot com. The Company is also exploring relationships with land-based operators who can make use of the Company’s internet technologies in a free-play environment, which will build additional corporate branding.

The Company will continue to use the direct response medium to inform prospects about the features and benefits of dot com’s products.

dot com will continue to develop relationships with web-sites in different countries where the future use of free-play Bingo and related games will generate goodwill for the Company and demand for its technology by viewers.

COMPETITIVE ENVIRONMENT

dot com experiences competition from the following five market segments:

1) Traditional gaming and Bingo companies
2) Internet gaming companies
3) Electronic gaming companies
4) Web service providers
5) Other entertainment/media companies

There are currently several competitors engaged in the licensing of Internet gaming software including Access Gaming Systems, Bet and Chat, Global Entertainment, iCrystal Inc., iGlobeMedia, Innoco, Max Skyweb, Microgaming, OddsOn Inc., Q-Seven Systems, Radiate Software, Random Logic, Realtime Gaming, Starnet Systems, World Net Gaming, Chartwell Technology, Inc., First Multimedia Group, GamblingSoftware.com, Cryptologic, Inc., Boss Media AB, Net Entertainment, Unified Gaming and other private and public companies. Notwithstanding the above, there are relatively few companies who have focused on the on line Internet Bingo market, which creates an advantage for dot com in this market niche.

The Internet gaming and wagering industry is becoming increasingly competitive. With relatively low barriers to entry, new competitors are entering segments such as development and licensing of Casino games, sports betting software, pari-mutuel wagering, and lottery and Bingo products.

In each of these segments, there currently exist several major competitors. Because many of these competitors focus on delivering Internet Casino and Sportsbook products, as opposed to focusing on Internet Bingo, the Company believes that it still has competitive advantage in the Internet Bingo category.

dot com expects the number of companies offering products and services directed at supporting Internet Bingo and Casino technologies to increase. As such the Company expects to compete directly with these companies, as well as other established companies that may enter the Internet gaming industry. Many of dot com’s current and potential competitors have far greater resources than the Company.

RESEARCH AND PRODUCT DEVELOPMENT

New product development will continue to be a primary focus for dot com in FY 2001. As the traditional Casino and Bingo gaming markets converge with similar interactive online gaming markets, new games or versions of old games that redefine the online gaming market will emerge. dot com intends to help define this convergence by developing new inventories of different types, styles and themes of games, focusing on different demographic and niche markets in order to penetrate a larger user base.

Different revenue models may also be explored, as the Company intends to consider developing games for use in the Charitable and not for profit sectors.

Fiscal 2000 allocations to research and development amounted to $298,000 ($99,000 - 1999), which comprised approximately 16.5% (16% in 1999) of total revenues.

For the FY2001, the Company plans to spend approximately 12% of expected revenues on development of new software products and services.

NUMBER OF EMPLOYEES

At the end of FY2000, the Company had 20 employees and 9 full-time or near full time management consultants. At March 9, 2001, the Company has 18 employees, and 10 full-time or near full time management consultants. The Company’s five key officers are employed through consulting contracts. The Company is in the process of hiring additional full-time technical, marketing, administrative and operational support staff.

PATENTS; TRADEMARKS

The Company, through its subsidiary Antiguaco, has begun preparation of a patent application to protect the uniqueness of its Internet gaming technologies.

dot com, through its subsidiary Precyse, has filed an application in both Canada and the United States for CYBERBINGO without any design elements. The reason for this is to protect the words themselves separate and apart from the manner in which they may be used. The Canadian application was filed on June 25, 1998 as Application No. 882,381. The United States application was filed on May 5, 2000 and received Serial No. 76/042,330. The wares set out in the application are as follows:

Computer software for use in playing bingo on a computer/entertainment services namely conducting on-line bingo games.

Both applications are pending. With respect to the Canadian application, a rejection was received from the Examiner that the mark was considered to be clearly descriptive and therefore not registerable pursuant to Section 12(1)(b) of the Trade Marks Act. The Company filed a response to this rejection on November 20, 2000 and is currently awaiting further contact from the Examiner. With respect to the United States, the Company has received a First Office Action that indicates that the mark was considered to be descriptive and that a response is due by May 15, 2001. The Company is working to produce material to overcome the rejection.

Through its subsidiary Precyse, dot com has also applied to register its trademark “WHERE THE WORLD PLAYS BINGO”. This application has been filed in Canada (Application No. 1,053,984 with a filing date of April 6, 2000) and in the United States (Application No. 76/030,943 with a filing date of April 19, 2000). The wares set out in the application are as follows:

Downloadable computer software for use in playing the game of bingo on a computer.

The Company is currently awaiting a response from the Canadian and United States Patent and Trademark Offices.

Through its subsidiary Precyse, dot com has also applied to register its trademark Cyberbingo & B4 design. The Company has obtained Canadian Trademark Registration No. 1,010,446 for this trademark. To obtain the registration, the Company filed the disclaimer to the exclusive use of the word "cyber" and "bingo" apart from the trademark. The corresponding United States Application (Application No. 75/737,372) was abandoned.

dot com has applied to register its trademark "e" for dot com Entertainment Group, Inc. The application has been filed in Canada (Application No. 1,076,014 with a filing date of September 21, 2000) and in the United States (Application No. 76/140,545 with a filing date of October 4, 2000). The wares which are set out in the application are as follows:

Computer software for allowing a user to play interactive games over the internet, computer software allowing an operator to host and manage interactive games over the internet; computer software for use in managing and administering on-line transactions.

Both applications are currently pending. The Company is awaiting First Office Actions from the Canadian and United States Trade Mark Offices on these applications.

GOVERNMENT REGULATION

Regulatory Environment

To the best of the Company's knowledge, all licensees operate their interactive Casinos and Bingo Halls from jurisdictions where Internet gaming is regulated or tolerated. All licensees provide a representation to the effect that 'the Licensee will assume responsibility for determining the legality of using the Software, including, without limitation, accepting wagers in whichever jurisdictions they choose to market to and receive wagers from' in their license agreements with dot com.

As has been the case for several years, a significant debate exists whether the laws of any country other than the country where the computer gaming servers are physically located have jurisdiction over the operations of a dot com licensee. In addition, a significant debate exists whether the laws of any country other than the country where the computer gaming servers are physically located have jurisdiction over the operations of Antiguaco, which perform the licensing function for dot com. Many of the Company's licensees believe that they are not subject to the laws of any country other than the laws of the country where they are licensed or alternatively operate their business. As a result, they accept customers from any country, without regard to the laws of the country where the customer is located, including the United States and Canada.

Some licensees may not directly accept wagers from residents of some countries and may implement procedures that prevent customers from entering the game or collecting on winnings from wagers from the residents of such countries. While such procedures, as with most precautions, may be able to be circumvented, the Company requires that licensees operate their businesses in accordance with the laws of the jurisdiction in which they are located. It is in the Licensee’s discretion to determine from which jurisdictions its players will play from, and not the Company’s or Antiguaco’s.

Historically, gaming activities have been subject to extensive statutory and regulatory control by government authorities, and have been very dependent and likely significantly affected by any changes in the political climate and economic and regulatory policies of the countries where gaming facilities are located. These changes may impact the operations of the Company in a materially adverse way. Various laws and regulations could have a direct and material effect on the business, and indirectly could have a material effect on the demand for software of dot com.

Most countries and jurisdictions within countries have laws or regulations restricting gaming activities. For example, in the United States, the Federal Interstate Wire Act contains provisions which make it a crime for anyone in the business of gaming to use an interstate or international wire communication line to make wagers or to transmit information assisting in the placing of wagers, except, with respect to transmitting information, the wagering is legal in the jurisdictions from which and into which the transmission is made. Other United States laws impacting gaming activities include The Interstate Horse Racing Act, the Interstate Wagering Paraphernalia Act, the Travel Act and the Organized Crime Control Act.

The Company believes that its activities and the activities of its subsidiaries do not violate or are not subject to such laws and regulations. However, because there is very little clear statutory and case law authority, this conclusion is not free from doubt. The Company faces the risk of either civil or criminal proceedings brought by governmental or private litigants who disagree with the Company’s interpretation of laws and regulations. Because there is little guiding authority, there is a risk that the Company could lose such lawsuits or actions and be subject to significant damages or civil or criminal penalties and fines. Such proceedings could also involve substantial litigation expense, diversion of the attention of key executives, injunctions or other prohibitions being invoked against the Company, its licensees and its subsidiaries. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company’s business, revenues, operating results and financial condition.

Several countries, most notably law enforcement agencies in the United States, believe that the laws of their country restrict, and in some instances prohibit, interactive gaming operators from doing business with residents of their countries and, in some instances, prohibit or restrict residents of their respective countries from doing business with interactive gaming operators located in a foreign country. The Department of Justice of the United States of America has taken the position that the federal criminal laws of the United States do, in fact, address interactive gaming operators that accept wagers from residents of the United States. They have taken this position on previously pending legislation and they have also pursued various criminal prosecutions.

For example, of several indictments issued at the request of the United States Attorney for the Southern District of New York, the one case that went to trial involved Jay Cohen, an owner of World Sports Exchange, a licensed gaming operator in Antigua. On February 28, 2000 the jury in the Federal District Court case found Jay Cohen guilty of violating United States federal law (18 U.S.C. Section 1084), a federal statute that purports to make it illegal for a betting or wagering business to use a wire communication facility to transmit bets or wagers in interstate or foreign commerce. Several of the counts for which Mr. Cohen was found guilty solely involved his Internet operations. The decision is on appeal.

There has been an effort in the United States to prohibit certain types of interactive gaming. Senator Jon Kyl of the United States Senate introduced a revised proposal intended to prohibit and criminalize Internet gambling. This Bill passed the Senate on November 11, 1999 but did not become law in 1999 or 2000. There can be no assurance whether any such bill will become law but it is anticipated that it will be re-introduced again in 2001. This Bill, S. 692, contains exceptions that exempt certain types of wagering by gambling businesses. On October 21, 1999, Representative Goodlatte introduced a bill in the House of Representatives (H.R. 3125) with similar language to the Kyl bill. H.R. 3125 was voted on by the House of Representatives on July 17, 2000 under suspension of the rules, which limited debate and required a two-thirds vote for passage. The vote failed to achieve the necessary two-thirds vote required for passage. However, it was supported by over sixty percent (60%) of those voting. Supporters of the Bill continue to try to bring the Bill up for a vote where only a simple majority would be required. It is impossible to predict the outcome of the legislation. If passed in its current form, this federal legislation would prohibit wagering over the Internet by gambling businesses, with exceptions for certain forms of gaming.

The Company believes that if such laws were found to be applicable to its business, the business of its affiliates or the activities of its licensees, such laws would have a material adverse effect on the Company’s business, revenues, operating results and financial condition. If it was determined that such law was applicable to the activities of licensees and affiliates of the Company, the licensees may have to change the types of wagering provided to residents of the United States. This would impact their current operations and there may be a delay in offering acceptable wagering products to such customers. There would be no assurance that the wagering products offered to such customers would be as profitable to the licensees or to affiliates of the Company as the wagering products currently offered to such customers by the Licensees.

H.R. 4419, a Bill introduced in May 2000 in the House of Representatives, is titled the Internet Gambling Funding Prohibition Act. In the form introduced, this Bill would prohibit any gambling business from accepting any financial instrument (defined as any check, wire, credit card charge or any other transaction facilitated by a financial institution) for the purpose of Internet gaming. At a Banking Committee hearing on June 28, 2000, the Bill passed out of Committee with amendments that largely removed the international reach of the Bill and also added exceptions to the prohibitions for pari-mutuel and lottery. It was referred to the House Judiciary Committee for consideration. In its normal course, the Committee would consider the Bill and, if passed, it would go to the House floor for a vote, and, if passed on the floor, it would be sent to the Senate for consideration. If passed in its current form, the legislation could have a material adverse effect on the Company’s business, revenues, operating results and financial condition.

In addition, as electronic commerce further develops, it may generally be the subject of government regulation. As well, current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced in a manner that restricts the electronic commerce market. Any such developments could have a material adverse effect on the Company’s business, revenues, operating results and financial condition.

Other Factors that May Affect Future Results

You should be aware that the factors described in this section, under “Government Licensing and Regulation” and elsewhere in this annual report generally, could have a material adverse effect on the Company's business, financial condition and results of operation.

THE COMPANY COULD REQUIRE FINANCING WHICH MAY NOT BE AVAILABLE.

In the event that the Company desires to expand quickly, it would be required to use a substantial amount of its assets to fund operations. There can be no assurance, that the Company possesses sufficient assets for these purposes, and therefore, as is true for other companies contemplating significant growth, dot com may require additional debt or equity financing. Such additional financing may not be available, may not be available on terms acceptable to the Company, and if available, may result in substantial dilution of the equity interests of existing shareholders. If additional financing is not available, the Company would reduce its expansion plans to the point where it has and will likely continue to have sufficient cash flow and expense flexibility to fund operations as they exist today.

THE COMPANY FACES SIGNIFICANT INCREASED COMPETITION.

The Internet entertainment industry involves rapid technological change and is characterized by intense and substantial competition. Many of the companies, both domestic and foreign, with which the Company competes are well established, substantially larger and have substantially greater resources. As new competitors emerge, the Company will have to compete with other companies that may have greater market recognition, greater resources and/or broader distribution capabilities. Increased competition by existing and future competitors could materially and adversely affect the Company’s business, financial condition and results of operations.

THE COMPANY HAS A LIMITED OPERATING HISTORY, THEREFORE THERE IS A DEGREE OF UNCERTAINTY WHETHER ITS BUSINESS PLANS WILL BE SUCCESSFUL.

Although dot com has reached profitability, it is an early development company and has only a limited history of operations. To extent that the Company implements its business plan, its business will be subject to all of the problems, expenses, delays and risks inherent in a new business enterprise, including, without limitation, limited capital, delays in program development, possible cost overruns, uncertain market acceptance and a limited operating history.

THE GAMING INDUSTRY IS A VOLATILE INDUSTRY.

The gaming industry is a volatile industry, which is sensitive to economic conditions. When economic conditions are prosperous, gaming industry revenues increase; conversely, when economic conditions are unfavourable, gaming industry revenues decline. Any significant decline in general corporate conditions or the economy that affect consumer spending could have a material adverse affect on the Company’s business, financial condition and results of operations.

THE COMPANY DEPENDS ON KEY PERSONNEL.

The loss of key personnel could have a material adverse effect on the business of the Company, including its financial condition and results of operations. Although the Company maintains key person life insurance on some of its key employees, it may not be able to secure or maintain key person life insurance on all of its key personnel. In addition, the Company’s future operating results depend in part upon its ability to attract and retain other qualified key personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting these personnel. The failure to attract or retain such persons could materially adversely affect dot com’s business, financial condition and results of operations.

DOT COM'S SOFTWARE AND/OR COMPUTER NETWORK INFRASTRUCTURE MAY FAIL.

The performance of the Company’s software is critical to its reputation and to achieving market acceptance. Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of its services will reduce the attractiveness of the Company’s services to its clients. An increase in the volume of usage of online services could also strain the capacity of the software or the hardware employed, which could lead to system failures, thereby adversely affecting the Company’s revenues. The occurrence of technical failure, whether caused by dot com’s software or not, could result in interruptions, delays or cessation in service to users, which will have a material adverse affect on the Company’s business, financial condition and results of operations.

A large portion of dot com’s computer network infrastructure is located at a leased facility in Oakville, Ontario. The Company’s systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, Internet breakdowns, break-ins, and similar events. While dot com does have redundant facilities through a secondary system employed by its telecommunication provider, in the event of an emergency, these systems could also fail. Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors that could cause system failures when introduced.

dot com’s licensees are also dependent upon search engines, web browsers, Internet service providers and other online service providers to provide Internet users access to its web site. Players may experience difficulties accessing or using licensee web sites due to system failures or delays unrelated to the Company’s systems. It is unlikely that any of dot com’s licensees carry business interruption insurance to compensate them or dot com for lost Royalties in the event of these types of losses.

DOT COM'S FUTURE GROWTH DEPENDS ON CONTINUED GROWTH IN THE USE OF THE INTERNET.

The Company’s future success is substantially dependent upon continued growth in the use of the Internet and, as it relates to the Company’s business, in the acceptance and volume of commercial transactions on the Internet. There can be no assurance that the number of Internet users will continue to grow or that commerce over the Internet will become more widespread. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, lack of access and ease of use, congestion of traffic, inconsistent quality of service and lack of availability of cost-effective, high-speed service, potentially inadequate development of the necessary infrastructure, excessive governmental regulation, uncertainty regarding intellectual property ownership or timely development and commercialization of performance improvements, including high speed modems. dot com’s success also depends upon, among other things, the continued development and maintenance of a viable Internet infrastructure to support the continued growth in the use of the Internet. The maintenance and improvement of this infrastructure will require timely development of products, such as high-speed modems and communications equipment, to continue to provide reliable Internet access and improved content. The current Internet infrastructure may not be able to support an increased number of users or the increased bandwidth requirements of users and, as such, the performance or reliability of the Internet may be adversely affected. Furthermore, the Internet has experienced certain outages and delays as a result of damage to portions of its infrastructure. Similar outages and delays in the future could adversely affect the level of traffic on licensee web sites. The effectiveness of the Internet may decline due to delays in the development or adoption of new standards and next-generation Internet protocols designed to support increased levels of activity. There can be no assurance that the infrastructure or products or services necessary to ensure the continued expansion of the Internet will be developed, or that the Internet will become a viable commercial medium. If the necessary infrastructure, standards, protocols, products, services or facilities are not developed, or if the Internet does not become a viable commercial medium, the Company’s results of operations and financial condition could be materially and adversely affected. Even if such infrastructure, standards or protocols or complementary products, services or facilities are developed, there can be no assurance that dot com will not be required to incur substantial expenditures in order to adapt its services to changing or emerging technologies, which could have a material adverse effect on the Company’s business, results of operations and financial condition. Moreover, it is anticipated that additional domain levels may be created (such as “.zip”). To the extent additional domain levels are added, their existence may greatly increase the level of competition for the Company’s licensees.

THE MARKET FOR INTERNET SERVICES IS IN A STATE OF RAPID TECHNOLOGICAL CHANGE AND THE COMPANY MAY NOT BE ABLE TO KEEP UP.

The market for Internet services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require the Company to effectively use leading technologies, continue to develop its technological expertise, enhance its current services and continue to improve the performance, features and reliability of its web sites. Changes in network infrastructure, transmission and content delivery methods and underlying software platforms and the emergence of new broadband technologies, such as DSL and cable modems, could dramatically change the structure and competitive dynamic of the market. In particular, technological developments or strategic partnerships that accelerate the adoption of broadband access technologies may require the Company to expend resources to address these developments. There can be no assurance that dot com will be successful in responding quickly, cost effectively and sufficiently to these or other such developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures to modify or adapt the Company’s web sites. A failure to respond rapidly to technological developments could have a material adverse effect on the Company’s business, results of operations and financial condition.

DOT COM MUST CONTINUE TO IMPROVE AND EXPAND ITS SKILLS AND PERSONNEL, BUT MAY NOT BE ABLE TO DO SO.

In order to expand its business operations, the Company must continue to improve and expand the expertise of its personnel and must attract, train and manage qualified managers and employees to oversee and manage its contemplated expanded operations. There can be no assurance that dot com will be able to manage effectively the expansion of its operations or that its current personnel, systems, procedures and controls will be adequate to support operations. Any failure of management to manage effectively the Company’s growth could have a material adverse effect on dot com’s business, results of operations and financial conditions. Although management intends to ensure that its internal controls remain adequate to meet the demands of further growth, there can be no assurance that its systems, controls or personnel will be sufficient to meet these demands. Inadequacies in these areas could have a material adverse effect on the Company’s business, financial condition and results of operations.

THE COMPANY HAS LIMITED INTELLECTUAL PROPERTY PROTECTION AND COMPETITORS MAY BE ABLE TO APPROPRIATE ITS TECHNOLOGY.

dot com regards its trade secrets and similar intellectual property as critical to its success. In that context, the Company will rely on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions. There is no guarantee that these efforts will be adequate; that the Company will be able to secure trademark registrations for all of its marks in the United States or other countries; or that third parties will not infringe upon or misappropriate its copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate jurisdiction of the Company’s Licensee web sites. Since trademark and copyright protections are not “self-enforcing”, future litigation may be necessary to enforce and protect dot com’s secrets, copyrights and other intellectual property rights. dot com may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Such litigation could result in substantial costs. An adverse outcome could require the Company to cease using such intellectual property. Further, licensees may appropriate or reverse engineer dot com’s Internet technologies, and offer them for sale as a competitor. Any litigation regarding propriety rights could be costly, unavailable or unenforceable and it will divert management’s attention, result in the loss of certain of the Company’s proprietary rights and/or competitive advantage. As a violation of dot com’s proprietary rights could prevent the Company from selling its services, it may have a material adverse effect on dot com’s business, results of operations and financial condition.

DOT COM'S SYSTEM FACES ONLINE SECURITY RISKS.

dot com’s networks and software technologies may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party that is able to circumvent security measures could misappropriate proprietary information and, perhaps at least as critically, cause interruptions in licensee operations or the operations of the Company. Other software and Internet companies have in the past experienced, or may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. dot com may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. There can be no assurance that any measures implemented will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to clients accessing the licensee web sites, which could have a material adverse effect on Company business, results of operations and financial condition.

THE COMPANY MAY BE HELD LIABLE FOR THE CONTENT OF ITS WEB SITES.

As a distributor of Internet content, dot com faces potential liability for negligence, copyright, patent, trademark infringement, defamation, disparagement and other claims based on the nature and content of the materials that it transmits. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors.

The Company may not have the resources to secure adequate insurance to cover such potential claims of this type or such insurance if available may not be adequate to indemnify the Company for all liability that may be imposed. In addition, although dot com generally requires its content providers to indemnify the Company for such liability, such indemnification may be inadequate or unenforceable. Any imposition of liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification by a content provider could have a material adverse effect on the Company’s business, results of operations and financial condition.

THE TRADING MARKET FOR DOT COM'S STOCK IS ILLIQUID.

The shares of dot com’s common stock are quoted on the National Association of Securities Dealers’ Over-The-Counter Bulletin Board (“OTC Bulletin Board”). This quotation system generally supports companies that do not meet the listing requirements of the NASDAQ Market or the U.S. exchanges. As a result, investors may find it more difficult to dispose of or to obtain accurate quotations of the Company’s common stock. In addition, quotations on the OTC Bulletin Board depend on the willingness of broker-dealers to make a market for the stock. There can be no assurance that dot com’s common stock will continue to be quoted on the OTC Bulletin Board or that there will continue to be a market for such stock.

THE COMPANY MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS, AND IT LACKS PRODUCT LIABILITY INSURANCE.

dot com faces substantial risk of exposure to product liability claims in the event that the products it develops and licenses contain errors, “bugs” or defects. dot com does not currently have product liability insurance, and there can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all. Further, there can be no assurance that such insurance, if obtained, will be adequate to cover potential product liability claims, or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect the Company’s business, financial condition and results of operations.

DOT COM MAY BE SUBJECT TO REGULATION OF INTERNET GAMING.

dot com and its Licensees are subject to applicable laws in the jurisdictions in which they are located. As companies and consumers involved in Internet gaming are located around the globe, including the end-users of dot com’s systems, there is uncertainty regarding exactly which governments have jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on dot com’s business, revenues, operating results and financial condition.

In addition, legislation designated to restrict or prohibit Internet gaming may be adopted in the future in the United States or other jurisdictions. Also, existing legislation around the world, including the United States and individual state statutes, could be construed to prohibit or restrict gaming through the use of the Internet and there is a risk governmental authorities may view dot com’s systems or the Company as having violated such statutes. There is a risk that criminal and civil proceedings could be initiated in such jurisdictions against dot com’s licensees or the Company, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against dot com’s licensees or the Company. Such proceedings could have a material adverse effect on the Company’s business, revenues, operating results and financial condition. In addition, as electronic commerce develops further, it may generally be the subject of government regulation. Also, current laws that pre-date or are incompatible with Internet electronic commerce may be enforced in a manner that restricts the electronic commerce market. Any such developments could have a material adverse effect on dot com’s business, revenues, operating results and financial condition.

DOT COM'S LICENSEES MAY WITHHOLD PAYMENT OR BECOME INSOLVENT WITHOUT LEGAL RECOURSE.

dot com’s licensees are constituted in jurisdictions where it may not be possible to collect Royalty income or enforce its license agreements effectively. Because licensees do not provide a performance bond, it is possible that some of the Company’s licensees will become insolvent or judgment-proof. The uncertainty surrounding the collection of Royalty payments or other amounts owed to the Company could have a material adverse effect on dot com’s business, revenues, operating results and financial condition.

ITEM 2.   DESCRIPTION OF PROPERTY

At December 31, 2000, the Company maintained its executive office at 150 Randall Street, Suites 202 and 203 in Oakville, Ontario. These premises are shared with its wholly-owned subsidiary, Precyse, and are leased pursuant to a lease agreement valid for five (5) years, ending in 2005, with a five (5) year renewal option. The lease obligation was approximately $38,000 for fiscal 2000, which only included Suite 203, increasing to approximately $83,000 in 2005.

The Company’s United States offices are located at 300 Delaware Ave., Buffalo, NY 14203. The Company has use of this space through a lease arrangement, which lease is for one (1) year ending in December 2001. This is a shared office facility with the total lease obligation of approximately USD$5,000.

There are currently no proposed programs for the renovation, improvement or development of the properties currently leased by the Company.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings that management believes are of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. MARKET INFORMATION

The Company’s common stock is reported by the NASD Over-The-Counter Bulletin Board under the symbol “DCEG” and on the Third Market Segment of the Frankfurt Stock Exchange under the symbol “DOZ”.

The following table sets forth the range of high and low bid quotations for the Company’s common stock for each of the periods indicated as reported by the NASD Over-The-Counter Bulletin Board. Bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended                 High          Low
---------------               ----          ---
March 31, 2000               $4.00          $1.38
June 30, 2000                $2.19          $0.625
September 30, 2000           $1.96          $0.59
December 31, 2000            $1.50          $0.34

March 31, 1999(1)            $5.25          $3.75
June 30, 1999                $5.375         $3.75
September 30, 1999           $3.25          $1.00
December 31, 1999            $2.125         $0.50

(1)  This was not a full quarter as the Company's shares only began trading in February of 1999.

As at December 31, 2000, the Company has granted options to employees, officers, directors and consultants to purchase up to 2,590,000 shares, at exercise prices ranging from $0.75 to $3.00 per share. Such options were granted pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Rule 701.

On March 24, 2000, the company finalized a private equity financing to investors outside of the United States. 200,000 units were sold at a price of $2.50 per unit with each unit consisting of one common share and one non-transferable warrant, for total proceeds of $500,000. The warrant entitles the holder to purchase one common share in the Company at a price of $4.00 per share for a term of two years from the closing of the offering. The related costs of the financing were $45,000. The offer and sale of the Units was exempt from Regulation S of the Securities Act of 1933.

SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of the Company outstanding as of December 31, 2000 was 41.

DIVIDENDS

No dividends have been declared or paid on the Company's common stock and the Company has no plans to pay dividends for the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

dot com is an Internet software development Company, specializing in the creation and support of Internet entertainment products and related services.

The Company derives its revenues from several sources, including its assessment of installation fees and royalties from the use of its software. Additionally, dot com generates revenue by providing licensees with technical support, maintenance, software upgrades, e-digital and systems consulting services.

dot com is not an Internet gaming Company, in that it does not directly or indirectly accept wagers used to play games of chance on the Internet. Rather, it develops and licenses the use of its commercial software products and trademarks to independent third parties located in jurisdictions where Internet gaming is regulated or tolerated.

The Company operated without revenue until May 1998. Since that time, dot com has experienced continual revenue growth through the assessment of royalties and fees associated with the installation, support and maintenance of its software.

The United States dollar is the principal currency of the Company and accordingly the financial statements of the Company are expressed in United States dollars. The Company derives all of its revenues in United States dollars. Some of the Company's expenses are incurred in Canadian dollars and these expenses are translated at the exchange rates on the transaction dates. The average exchange rate to translate Canadian dollars to United States dollars was 0.6733 in 2000 and 0.6730 in 1999.

The following tables set forth selected information from the statements of operations for the years ended December 31, 2000 and 1999 and the balance sheets as at December 31, 2000 and 1999.

SELECTED STATEMENT OF OPERATIONS INFORMATION

                                                       Year Ended
                                                       ----------
                                                      December 31,
                                                    2000         1999
                                                    ----         ----
Revenues                                        $1,803,298    $579,186
Operating expenses                               1,591,050   1,386,986
Net income (loss)                                  133,716    (484,800)

SELECTED BALANCE SHEET INFORMATION
                                                       At December 31,
                                                    2000         1999
                                                    ----         ----
Current assets                                  $1,135,744     $382,638
Current liabilities                                361,025      231,217
Shareholders' equity                             1,081,137      474,421

RESULTS OF OPERATIONS

Revenues increased to $1,803,298 for the year ended December 31, 2000 from $579,186 for the year ended December 31, 1999. The growth in revenues resulted primarily from significantly higher royalties and support and maintenance charges. The royalty revenue increased to $1,464,798 in 2000 from $368,443 in 1999 reflecting the increased activity of the Company’s licensees. Support and maintenance revenue was $321,500 for the year ended December 31, 2000 resulting from significant upgrades and e-digital service sales, along with ongoing maintenance, including the development and delivery of marketing and promotional programs. In fiscal 1999 the Company earned $210,000 of support and maintenance revenues. In 2000, the Company earned $17,000 of installation fees related to the licensing of its Bingo software. There was no installation fee revenue in 1999. During fiscal 2000, 97.6% (100.0% - 1999) of the Company's revenue was provided by one customer. The loss of this customer or its bankruptcy could have a material negative impact on the Company's revenues and profit. This customer also represents 94% of the trade accounts receivable at December 31, 2000. If the customer became insolvent and could not pay the balances owing to the Company, it would have a significant impact on the cash flows and profitability of the Company.

The Company had six licensees at December 31, 2000, of which two were operational. As at March 9, 2001 the Company has entered into six additional license agreements that will further diversify the Company’s concentration of revenue in 2001. The new licensees will provide installation fee and royalty revenues. There will also be the opportunity to secure additional revenues from e-digital services and support and maintenance. Through the sale of free gaming technologies, the Company plans to secure other sources of revenue for fiscal 2001 and the future.

Operating expenses increased to $1,591,050 for the year ended December 31, 2000 from $1,386,986 for the year ended 1999. Included in the 1999 expenses was $701,000 of equity compensation for consultants. In 2000, the Company incurred only $18,000 of equity compensation. Without the equity compensation, operating expenses for 2000 were $1,573,050, which compares to $685,986 in 1999. The increased operating expenses, not including the equity compensation, reflect the significantly higher level of activity at the Company. During fiscal 1999, the Company had smaller operations, resulting in significantly lower expense levels. Marketing expenses were $269,929 for fiscal 2000 compared to $183,971 (not including the $701,000 equity compensation discussed above) for fiscal 1999. In 2000 the Company added staff to its e-digital and sales groups, and incurred expenses in promoting the Company and its products where, in 1999, there were less significant marketing initiatives undertaken. Development expenses grew to $588,996 in 2000 from $269,044 in 1999. The primary reason for the increase in development expenses came from the hiring of software developers and consultants to improve the Company’s products and services. General and administrative expenses increased to $732,125 in 2000 from $232,971 in 1999. The increase resulted partially from the increased corporate activity and the incurrence of associated professional and regulatory expenses. The Company also added additional staff including new senior management, additional leased office space and incurred the related expenses associated with the higher level of activity of the Company which were expenses not incurred during 1999.

The Company earned net income of $133,716 in 2000 compared to a net loss of $484,800 in 1999. The improvement in earnings in 2000 resulted primarily from the Company’s increased revenues, which outpaced its increase in expenses. In 2000, the Company had two licensees for most of the year, where, in 1999 there was only one licensee. The revenues derived from the licensee that the Company had in 1999 represented 97.6% of the Company’s fiscal 2000 total revenues.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000 the Company had cash and cash equivalents of $655,409 as compared with $51,707 at December 31, 1999.

At December 31, 2000 the Company had working capital of approximately $774,719 as compared with approximately $151,421 at December 31, 1999. The increase reflects the higher level of cash and cash equivalents and the net increase in receivables balances over accounts payable, both of which are higher than at December 1999 due to the heightened level of activity of the Company.

At December 31, 2000, total assets increased to $1,442,162 from $705,638 at December 31, 1999. The increase is due primarily to the increased cash and cash equivalents. Trade accounts receivable were $464,061 at December 31, 2000 compared to $254,471 at December 31, 1999. The increase in accounts receivable represents the heightened level of activity of the Company’s licensees, resulting from higher royalty and support revenues. Also contributing to the increase in assets was the purchase of $52,661 of office furniture and equipment in 2000, net of $6,243 of depreciation. The Company did not have any fixed assets in 1999. The deferred tax asset was reduced to $260,000 in 2000 from $323,000 in 1999 resulting from the utilization of operating loss carryforwards in fiscal 2000. The $260,000 deferred tax balance at December 31, 2000 represents $138,000 related to net operating loss carry-forwards and $122,000 related to timing differences relating to the future deductibility of consulting expenses recorded upon the issuance of non-qualified stock options in 1999. If current taxable income levels are maintained in the near future, which management anticipates, realization of the deferred tax asset is reasonably assured.

Total liabilities increased to $361,025 at December 31, 2000 from $231,217 at December 31, 1999. This increase is due to the heightened level of business activity of dot com in the current year.

The Company generated cash and cash equivalents of $201,363 from operating activities in fiscal 2000. This compares to a use of cash from operating activities of $(197,647) in 1999. The increase comes primarily from the improvement in profitability. Also contributing to the improvement was the receipt by the Company of $164,167 from new licensees who provided up-front payments for the installation of the Company’s software which was recorded as deferred revenue in 2000. This deferred revenue will be recognized into income beginning in 2001.

In March 2000 dot com received proceeds of approximately $455,000, net of related costs of $45,000 through the sale of units pursuant to a private placement made in accordance with Regulation S of the Securities Act. Most of these funds have been invested in money market funds since March 2000.

The Company intends to continue its growth in 2001 and beyond. Management believes that the Company will have sufficient resources to support this growth through continued revenue improvements, the collection of its trade accounts receivable in the ordinary course of business and by continuing to monitor its expenses in light of the cash resources of the Company. As noted above in the section of this Form 10KSB entitled "Other Factors that May Affect Future Results", there can be no assurance that management's plans can be met.

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

YEAR 2000 RISKS

In FY2000, the potential existed and dot com was exposed to a risk that certain of its systems or those of licensees would fail or suffer impairment as a result of the Year 2000 issue (hereinafter “Y2K”). Y2K relates to the rollover date of programming defaulting to 01/01/1900 rather than 01/01/2000 (the “Rollover Date”). Although there was no impact on the Company or its licensees on the Rollover Date and management believes that all hardware is Y2K compliant, there may still be a risk that the Company’s reliance on certain hardware systems, software and related services could result in a complete system failure to its software and/or hardware systems and/or any related information technology system including communication systems.

Although the Company relies on systems developed using current technology and on systems designed to be Y2K compliant, we may have to replace, upgrade or re-engineer or program certain systems to ensure that all technology will be Y2K compliant when operating together. Management does not anticipate having to incur any major operating or capital expenditures that would have a material impact on our financial condition. While the Company’s hardware and software systems are operating after the Rollover Date without disruption, there can be no assurance that all systems will continue to function adequately.

ITEM 7.  FINANCIAL STATEMENTS

Information with respect to this item is contained in the financial statements appearing at Item 13 of this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fourth quarter of fiscal 2000 the Company filed a Form 8-K regarding a change in the Company’s certifying accountant. On November 1, 2000, the Company was notified that Freed Maxick Sachs & Murphy, PC had merged with McGladrey & Pullen, LLP and that Freed Maxick Sachs & Murphy, PC would no longer be the auditor for the Registrant. McGladrey & Pullen, LLP was appointed as the Registrant’s new auditor.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company are as follows:

                                                                 Period Served
Name               Age      Position                              as Director
-----              ---      --------                             -------------
Ken Lusk           52       Director and Chairman             02/1999 to Present

Scott White        38       Director, President               02/1999 to Present
                            & CEO

George White       67       Director                          02/1999 to Present

Perry Malone       38       Director                          02/1999 to Present
                            and Chief Technology Officer

Ted Colivas        40       VP Operations

Andre Kern         38       Chief Financial Officer

Glenn Scott        34       Director of
                            Business Development

Howard Rubinoff    43       Secretary and General Counsel

John Reilly        41       Director                          02/1999 to Present

Frank Ricciuti     59       Vice-Chairman, VP Investor
                            Relations and Director            07/2000 to Present

Kenneth R. Lusk is a Professional Chartered Accountant in the Province of Ontario and possesses a bachelor of commerce degree from Queens University in Kingston. Since 1999, Mr. Lusk has been a principal of a company that provides real estate asset management services to a major Canadian pension fund. From 1991 to 1999, Mr. Lusk was a management consultant with major North American real estate developers and major Federal Crown corporations including the Canadian Broadcasting Corporation and Canada Post. From 1981 to 1991, Mr. Lusk served as an Executive Vice President with Bramalea Limited, where his responsibilities included overseeing the property development activities in both the United States and Canada, and a variety of financial, treasury management and corporate planning functions.

Scott White is a lawyer, called to the bar in the Province of Ontario in 1989. He is a graduate from the University of Toronto with a bachelor of arts degree and the University of Windsor with a bachelor of laws degree. Mr. White has provided legal services to his clients several areas of law, including corporate/commercial, administrative and business acquisitions. He has acquired business management experience as the managing partner of Bush, Frankel & White, Barristers & Solicitors (1990-2000), as a director with Vista International Petroleums Ltd. (1993-1996) and as a corporate secretary with Nova Continental Development Corporation (1994-1997).

George S. White has more than 30 years of experience as a senior officer, director and management consultant with Fortune 500 companies. From 1974 to 1994, Mr. White occupied several senior management positions including Vice President and General Manager with United Westburne Inc., which is North America’s largest distributor of electronic, electrical and plumbing supplies. In addition to his experience with Fortune 500 companies, over the past 30 years, Mr. White has provided consulting advice on mergers, acquisitions, marketing and public relations for a variety of public small-cap companies in Canada and the United States. He presently serves as a director of Holmer Gold Mines Ltd., which is listed for trading on the Toronto Stock Exchange.

Perry Malone graduated from Ryerson University in Toronto with a bachelor degree in Engineering in 1985. He has acquired extensive experience as a computer systems architect and engineer, providing consulting services to some of Canada’s leading corporations. From February 1988 to January 1999, through his wholly owned consulting company Pericom Systems Corporation, Mr. Malone provided IT consulting services as a Senior Systems Analyst to Canadian Pacific Limited, Bell Canada, IBM Canada and Toronto Dominion Securities. Mr. Malone has served as the Company’s Chief Technology Officer since February 1999, in which position he is still incumbent.

Ted Colivas graduated from the University of Toronto in 1987 with a bachelor of science degree in Physics. He has acquired extensive experience as a computer systems specialist in a wide variety of enterprise wide IT/IS operations and management. Mr. Colivas has served as a Senior Business Applications Consultant with Ericsson Communications Canada (May 1997-January 1999) and a Computer Operations Manager and Systems Performance Engineer with Canadian Pacific Limited (August 1990- October 1996). Mr. Colivas has served as the Company's Vice President of Operations since February 1999, in which position he is still incumbent.

Andre Kern is a Professional Chartered Accountant in the Province of Ontario and graduated from the University of Toronto in 1985. Mr. Kern was appointed to the position of Controller in January 1999. In the twelve years that Mr. Kern has been a Chartered Accountant he has primarily worked with public companies for which he has provided expertise in finance and treasury, public Company affairs, acquisitions and disposals, and business operations.

Glenn Scott is a graduate of Ryerson University in Toronto with a bachelor of commerce degree in 1992. Since 1992, Mr. Scott has worked extensively in the area of sales and marketing with experience on both the agency and client sides of the business. Mr. Scott has served as a Brands Manager with MacLaren Lintas in Toronto, Canada and Versus Technologies, where he was instrumental in the marketing of the E*trade Canada brand in on and offline media. Mr. Scott has also served as a Brands Manager with Gee Jeffery & Partners in Toronto. Mr. Scott brings business development skills to dot com along with a comprehensive understanding in the development of various business/marketing strategies for long-term growth.

Howard Rubinoff graduated with a bachelor degree in arts from York University and a bachelor of laws degree from the University of Windsor. He also attended the Detroit College of Law for one semester and took courses at the University of Detroit. Mr. Rubinoff practices primarily in the area of corporate/commercial law with emphasis on mergers and acquisitions and financing. In the last few years, he has been involved in a number of major restructurings of public companies.

John F. Reilly has, since 2000, served as the Vice President of Global Equities for RBC Dominion Securities at its Toronto, Ontario Office. Prior to that from 1988-2000, he served at the Managing Director for State Street Brokerage Services (Canada) Inc. State Street is one of the world’s largest financial institutions specializing in custody, trust, investment management and brokerage. Prior to joining State Street, in 1992 Mr. Reilly became the CEO of Versus Brokerage Services, President of Versus Brokerage Services (US), and Managing Director CEO of Versus Technologies. He was primarily responsible for bringing E*Trade, the Internet securities dealer, to Canada and launching it under Versus Brokerage Services. Prior to co-founding Versus, Mr. Reilly was Vice President Electronic Trading at RBC Dominion Securities. Mr. Reilly obtained a Bachelor of Business Administration, Finance from Wilfred Laurier in 1981 and has taken numerous industry-related courses and qualifications including the Partners, Officer and Directors Exam.

Frank Ricciuti was from 1996 to 2000 a senior executive with a Canadian-based international holding company with investments in both manufacturing and aerospace. His responsibilities were primarily related to corporate development and all matters relating to the financial and investment community. Additionally, Mr. Ricciuti was a member of the board of directors of the parent company and of two of its investment holdings. Prior to that, from 1991 to 1996 Mr. Ricciuti was a senior executive and board member of a Canadian investment firm with overall responsibility for institutional sales, trading, and research. He brings international business experience and the ability to help grow the company and provide advice and input resulting in enhanced shareholder value. Mr. Ricciuti is a graduate of Ryerson University in Toronto and he holds an engineering degree from Michigan Technological University. Mr. Ricciuti also has a Masters of Business Administration degree from York University in Toronto, Ontario.

FAMILY RELATIONSHIPS.

George S. White and Scott F. White are father-son. There are no other family relationships among the Company’s directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one’s participation in the securities or banking industries, or findings of securities or commodities law violations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2000, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers (collectively, the “Named Executive Officers”) of the Company earning in excess of $100,000 for the year ended December 31, 2000, as well as the total compensation paid to each such individual for the Company’s three previous fiscal years:

                                     Long Term Compensation
                                     ----------------------
-----------------------------------------------------------------------
         Annual Compensation                   Awards
-----------------------------------------------------------------------

Name and                                      Securities      All Other
Principal             Year       Salary       Underlying    Compensation
Position               ($)         ($)        Option/SARs      (US$)
---------             ----       ------       -----------   -------------

Scott White           2000       $70,000        100,000        $8,922
President and
Chief Executive
Officer
                      1999        $5,000        100,000        37,500

                      1998         -0-            -0-            -0-

Perry Malone          2000      $120,000         75,000         5,394
Chief Technology
Officer
                      1999         $98,500       100,000       25,000

                      1998           -0-           -0-           -0-

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                             (INDIVIDUAL GRANTS)

   (a)              (b)            (c)              (d)          (e)
                               % of Total
                  Number of      Options/
                 Securities        SARs
                 Underlying      Granted to      Exercise
                Options/SARs     Employees        or Base    Expiration
   Name          Granted(#)   in Fiscal Year    Price($/Sh)     Date
   ----         ------------  --------------    -----------  ----------
Scott White       100,000         9.8%             $0.75    July 10, 2005
Perry Malone       75,000         7.4%             $0.75    July 10, 2005
For the above granted options, the options have fully vested.
        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                            OPTION/SAR VALUES

                                            Number of
                                            Securities
                                            Underlying     Value of
                                            Unexercised    In-the-Money
                                            Options/SARs   Options/SARs
                  Shares                    at FY-End(#)   at FY-End($)
                Acquired on     Value       Exercisable/   Exercisable/
     Name       Exercise (#)  Realized($)   Unexercisable  Unexercisable
     ----       ------------  -----------   -------------  -------------
  Scott White       -0-          -0-           200,000/0        0/0
  Perry Malone      -0-          -0-           175,000/0        0/0

COMPENSATION OF DIRECTORS

With the exception of Scott White, Perry Malone and Frank Riccuiti, the members of the Company’s Board of Directors are paid a $500 fee for each meeting. Directors are reimbursed for actual expenses incurred in attending Board meetings.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT,
AND CHANGE-IN CONTROL ARRANGEMENTS

The Company is obligated under consulting agreements with entities controlled by Messrs. White and Malone and with certain other officers, which expire through 2003 and have an unlimited automatic renewal option for one to two year terms unless terminated by the Company or the consultant. The agreements provide for minimum aggregate annual payments of $570,000 in 2001, $540,000 in 2002 and $360,000 in 2003. The agreements have a buyout provision that requires a stated payment to the consultants in the event there is a more than 50% change in ownership of the Company and the agreements are terminated as a result. Consulting expense under these agreements for the year ended December 31, 2000 amounted to $346,344 ($231,500 - 1999). As of December 31, 2000, $75,805 ($63,416 - 1999) is still outstanding under these agreements. This amount is expected to be paid during 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information, as of December 31, 2000, with respect to beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the Company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

Name And Address               Amount and Nature       Percent Of Class
Beneficial Owner(1)              of Ownership(2)

Ken Lusk                           1,153,000                 8.7%
Scott White                        1,112,000                 8.3%
Perry Malone                       1,087,000                 8.2%
Ted Colivas                        1,087,000                 8.2%
Glenn Scott                          175,000                 1.3%
Howard Rubinoff                      150,000                 1.1%
George White                         125,000                 0.9%
John Reilly                          125,000                 0.9%
Andre Kern                           175,000                 1.3%
Frank Riccuiti                       150,000                 1.1%

All officers and
directors as a group
ten persons)                    5,339,000                  40.1%

(1)  All persons have an address c/o the Company, 300 Delaware Ave., Buffalo, NY 14202.

(2)  Includes shares of common stock currently owned and any shares as to which the holder may become the owner within 60 days, such as by the exercise of options.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing reportable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Financial Statements (included below):

       Independent Auditors reports

       Consolidated Balance Sheets - December 31, 2000 and 1999

       Consolidated Statements of Operations - December 31, 2000 and 1999

       Consolidated Statement of changes in Stockholders' Equity - Years ended
       December 31, 2000 and 1999

       Consolidated Statements of Cash Flows - December 31, 2000 and 1999

       Notes to Consolidated Financial Statements - December 31, 2000

(b)    Exhibits

1.1    Memorandum of Agreement among Affiliated Adjusters, Inc. and the stockholders of The Precyse Corporation dated January 27, 1999*

3.1   Articles of Incorporation, as amended*

3.2   Bylaws*

10.1  Technology License and Maintenance Agreement between The Precyse
      Corporation and The CyberBingo Corporation dated December 4,1997*

10.2  Consulting Agreement between registrant and Scott F. White Financial
      Limited dated January 1, 2000

10.3  Consulting Agreement between registrant and Pericom Systems Corporation dated January 1, 2000

10.4  Transaction Processing Agreement between PreCyse Corporation and First
      Atlantic Commerce Ltd. dated January 29, 1999*

21.1  Subsidiaries of Registrant

*  Previously filed and incorporated by reference herein.

(c)  REPORTS ON FORM 8-K

During the fourth quarter of fiscal 2000, dot com filed a Report on Form 8-K regarding a change in dot com's auditors.

CONSOLIDATED
FINANCIAL STATEMENTS

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

_________________________________

December 31, 2000
with
INDEPENDENT AUDITOR'S REPORTS

CONTENTS
                                                                   Page

Independent Auditor's Reports                                      1-2

Consolidated Financial Statements:

         Balance Sheets                                              3

         Statements of Operations                                    4

         Statements of Changes in Stockholders' Equity               5

         Statements of Cash Flows                                    6

Notes to the Consolidated Financial Statements                     7-11

INDEPENDENT AUDITOR'S REPORT

To the Shareholders of
dot com Entertainment Group, Inc.

     We have audited the consolidated balance sheet of dot com Entertainment Group, Inc. and subsidiaries as of December 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of dot com Entertainment Group, Inc. and subsidiaries as of and for the year ended December 31, 1999 were audited by Freed Maxick Sachs & Murphy, P.C., independent accountants, whose directors merged with McGladrey & Pullen, LLP on November 1, 2000. Freed Maxick Sachs & Murphy, P.C.'s report dated March 20, 2000, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of dot com Entertainment Group, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and changes in their cash flows for the year then ended in accordance with generally accepted accounting principles.

MCGLADREY & PULLEN, LLP

Buffalo, New York
February 7, 2001

INDEPENDENT AUDITOR'S REPORT

To the shareholders of
dot com Entertainment Group, Inc. and Subsidiaries
(Formerly Affiliated Adjusters, Inc.)

     We have audited the consolidated balance sheet of dot com Entertainment Group , Inc. and Subsidiaries (formerly Affiliated Adjusters, Inc.) as at December 31, 1999 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

FREED MAXICK SACHS & MURPHY, P.C.

Buffalo, New York
March 20, 2000

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,

ASSETS                                                 2000          1999

Current assets:

 Cash and cash equivalents......................  $   655,409   $   51,707
 Accounts receivable:
  Trade ........................................      464,061      254,471
  Other ........................................       16,274       76,460
                                                   ----------    ---------
   Total current assets ........................    1,135,744      382,638

Fixed assets - net .............................       46,418            -

Deferred tax asset .............................      260,000      323,000
                                                   ----------    ---------
                                                  $ 1,442,162  $   705,638
                                                   ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses ......... $   105,521  $    164,401
 Accounts payable - officers ...................      75,805        63,416
 Deferred revenue ..............................     164,167             -
 Income taxes payable...........................      15,532         3,400
                                                   ---------    ----------
  Total current liabilities ....................     361,025       231,217

Stockholders' equity:
 Common stock, $.001 par value, 50,000,000
 shares authorized, 10,730,000 shares issued
 and outstanding (10,500,000 - 1999) ...........      10,730        10,500
 Additional paid in capital ....................   1,411,820       939,050
 Accumulated deficit ...........................    (341,413)     (475,129)
                                                   ---------     ---------
                                                   1,081,137       474,421
                                                   ---------     ---------
                                                 $ 1,442,162    $  705,638
                                                  ==========     =========

See notes to financial statements.

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
                                               2000          1999

Revenues
 Royalties .............................. $ 1,464,798   $   368,443
 Support and maintenance ................     321,500       210,000
 Other ..................................      17,000           743
                                          -----------    ----------
                                            1,803,298       579,186
Expenses:
 General and administrative .............     732,125       232,971
 Research, software development and
  support services  .....................     588,996       269,044
 Marketing (including equity compensation
  of $701,000 in 1999 - see Note 6) .....     269,929       884,971
                                           ----------   -----------
                                            1,591,050     1,386,986
                                           ----------   -----------
Income (loss) before income tax
 (expense) benefit ......................     212,248      (807,800)

Income tax (expense) benefit ............     (78,532)      323,000
                                            ---------    ----------

Net income (loss) ....................... $   133,716   $  (484,800)
                                           ==========    ==========

Net income (loss) per share:
 Basic .................................. $      0.01  $       (.05)
                                           ==========    ===========
 Diluted................................. $      0.01  $       (.05)
                                           ==========    ===========

Weighted average number of common
shares outstanding:
 Basic ..................................  10,710,833      9,958,333
                                           ==========    ===========
 Diluted ................................  10,805,214      9,958,333
                                           ==========    ===========

See notes to financial statements.

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2000 and 1999
                                                                                 Retained
                                                                     Additional       Earnings
                                            Common Stock              Paid-In      (Accumulated
                                       Shares           Amount        Capital         Deficit)      Total
                                       ------           ------        -------         -------       -----
Balance at January 1, 1999 ........  4,000,000        $  4,000    $   (3,870)      $   9,671    $   9,801

Issuance of common stock for
acquisition of dot com (Note 2) ...  6,420,000           6,420         2,000               -        8,420

Issuance of common stock (Note 5)..     80,000              80       239,920               -      240,000

Stock options issued in exchange
for services (Note 6) .............          -               -       701,000               -      701,000

Net loss - 1999 ...................          -               -             -        (484,800)    (484,800)
                                    ----------          ------       -------         -------      -------
Balance at December 31, 1999        10,500,000          10,500       939,050        (475,129)     474,421

Issuance of common stock (Note 5)..    200,000             200       454,800               -      455,000

Issuance of common stock in exchange
 for services (Note 6) ............     30,000              30         2,970               -        3,000

Issuance of stock options in exchange
 for services (Note 6) ............          -               -        15,000               -       15,000

Net income - 2000 ...................        -               -             -         133,716      133,716
                                    ----------         -------       -------         -------      -------
Balance at December 31, 2000        10,730,000         $10,730    $1,411,820       $(341,413)  $1,081,137
                                    ==========         =======    ==========       =========   ==========

See notes to financial statements.

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
                                                             2000        1999

Cash flows from operating activities:
  Net income (loss) ..................................... $ 133,716  $ (484,800)
  Adjustments to reconcile net income (loss)
  to net cash and cash equivalents provided
  by (used in) operations:
   Common stock and stock options issued for services....    18,000     701,000
   Depreciation .........................................     6,243           -
   Deferred income tax expense (benefit) ................    63,000    (323,000)
   Changes in non-cash working capital items:
   Accounts receivable ..................................  (149,404)   (318,664)
   Accounts payable and accrued expenses ................   (58,880)    164,401
   Accounts payable - officers ..........................    12,389      63,416
   Deferred revenue .....................................   164,167           -
   Income taxes payable .................................    12,132           -
                                                           ---------    --------
  Net cash and cash equivalents provided by
  (used in) operating activities ........................   201,363    (197,647)

Cash flows from investing activities:
  Purchases of fixed assets                                 (52,661)          -
                                                           ---------    --------
    Net cash and cash equivalents
     used in  investing activities                          (52,661)          -

Cash flows from financing activities:
  Proceeds from issuance of common stock ..............     455,000     248,420
  Repayment of shareholder loan .......................           -      (2,485)
                                                           ---------   --------
    Net cash and cash equivalents provided
    by financing activities ...........................     455,000     245,935
                                                           ---------   --------
Net increase in cash and cash equivalents .............     603,702      48,288

Cash and cash equivalents, beginning of year ..........       51,707      3,419
                                                           ---------   --------
Cash and cash equivalents, end of year ................   $  655,409   $ 51,707
                                                           =========    =======
Supplemental cash flow activities:
  Income taxes paid ...................................   $    3,400   $      -
                                                           =========    =======

See notes to financial statements.

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of dot com Entertainment Group, Inc. (dot com) and its wholly owned subsidiaries, Precyse Corporation (Precyse), dot com Antigua Ltd. (Antigua), and dot com Management Ltd. (collectively the Company). All significant intercompany balances and transactions have been eliminated.

     Nature of Business - The Company is a software development company, specializing in developing and supporting internet gaming, entertainment and related software. The software is marketed worldwide out of the Company’s Oakville, Ontario, Canada office.

     Foreign Currency Translation - The United States dollar is the principal currency of the Company’s business and accordingly these financial statements are expressed in United States dollars. All transactions in currencies other than the United States dollar during the year are translated at the exchange rates on the transaction dates. The gain or loss resulting from the change as of the transaction date and date of payment is included in general and administrative expenses. Monetary assets and liabilities denominated in a foreign currency are translated at the prevailing rates of exchange at the balance sheet date. Translation adjustments have not been significant through December 31, 2000.

     Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and receipts and expenditures during the reporting period. Actual results could differ from estimates.

     Reclassifications - Certain amounts and related disclosures in the 1999 financial statements have been reclassified to conform with the 2000 financial statement presentations.

     Cash Equivalents - Money market funds have been considered cash equivalents in the accompanying financial statements.

     Fixed Assets - Fixed assets are recorded at cost. Depreciation is charged to operations over the five year estimated useful lives of the assets using the straight-line method. Depreciation for the year ended December 31, 2000 amounted to $6,243. All fixed assets are located in Canada.

     Fair Value of Financial Instruments - The carrying amounts of the current assets and liabilities reported in the balance sheets approximate fair value due to their short term maturity.

     Segment Reporting - In accordance with SFAS 131, the Company is currently organized, managed and internally reported as one segment.

     Revenue Recognition - The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. The Company generates several types of revenue in its operations. Royalty fees are collected from licensees, who license the Company’s Internet entertainment software. Royalty revenue is recognized as licensees earn revenues from providing Internet services to their customers. Support, maintenance and advertising revenue is recognized when the service has been provided. Installation fees are recognized when the Company has delivered, installed and integrated its software at the licensee’s place of operation and collection is assured. Revenue attributable to undelivered elements, including technical support and future upgrades, is based on the average sales price of those elements and is recognized ratably on a straight-line basis over the license term. If the average sales price of the undelivered item is not readily determinable the entire payment received in advance is deferred and recognized ratably on a straight-line basis over the license term. Deposits received from customers prior to revenue recognition are classified as deferred revenue in the accompanying balance sheet.

     Net Income (Loss) Per Common Share - In accordance with SFAS 128, dual presentation of basic and diluted earnings per share is required on the face of the statement of operations. Net income (loss) per share is based upon the weighted average number of common shares outstanding during the periods presented. There are 970,000 stock options outstanding as of December 31, 2000, issued in July 2000, with an exercise price of $.75, which were considered dilutive and included in the calculation of fully diluted earnings per share as of December 31, 2000. There are 1,820,000 outstanding stock options and warrants with exercise prices ranging from $2.50 to $4.00 whose assumed exercise would have been anti-dilutive and have not been considered common stock equivalents.

     Research and Software Development Costs- Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. All costs incurred to establish the technological feasibility of a computer software product are expensed as incurred. Research and development costs for the year ended December 31, 2000 amounted to approximately $298,000 ($90,000 - 1999).

     Advertising - The Company expenses advertising costs as incurred. Advertising expense was $13,768 for the year ended December 31, 2000 ($2,462 - 1999).

     Income Taxes - Income taxes are computed in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes.

     Concentration of Credit Risk - The Company has entered into software license agreements with several customers although it only received revenues from two customers in 2000. For fiscal 2000, the revenues derived from one of these two customers represented 98% (100% - 1999) of the Company’s total revenues and 94% (100% - 1999) of trade accounts receivable. The agreement with this customer expires in December 2002 and is automatically renewable for additional one year terms, unless terminated in writing. This customer is located in Antigua. The loss of this customer may have a material adverse effect on the Company.

     Accounting for Stock Based Compensation - The Company accounts for its stock option plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense is recognized for stock options issued to employees as long as the exercise price is greater than or equal to the market value of the common stock at the date of grant. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) the Company discloses the summary of proforma effects to reported net income (loss) and earnings per share for 2000 and 1999, as if the Com pany had elected to recognize compensation costs based on the fair value of the employee options at the grant date. Nonqualified stock options issued to non-employees are recognized as compensation expense based upon the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable (see Note 6).

NOTE 2. - CAPITAL TRANSACTION

     In January, 1999, Affiliated Adjusters, Inc. (Affiliated) (a nonoperating public shell) entered into a business combination with Precyse, whereby Affiliated purchased 100% of the outstanding common stock of Precyse for $1,000. Simultaneously, a Precyse stockholder acquired 900,000 shares of outstanding stock of Affiliated. In addition, Affiliated issued 9,420,000 shares of common stock at $.001 per share, of which former Precyse stockholders acquired 3,100,000 of these shares. Subsequent to these transactions, Affiliated changed its name to dot com Entertainment Group, Inc. (dot com).

     As a result of these transactions, the former Precyse shareholders became 38% owners of dot com and gained control of the board of directors. Accordingly, the transaction has been accounted for in accordance with Securities and Exchange Commission, Staff Accounting Bulletin Topic 2:A:2, whereby, Precyse is deemed to be the accounting acquirer of dot com, followed by a recapitalization. The remaining 6,320,000 of the above shares issued along with the 100,000 Affiliated shares previously outstanding were recorded in this recapitalization. The assets and liabilities of dot com as of the acquisition have been recorded at their historical cost, which approximated their fair market value. The results of operations include those of dot com since the date of acquisition. The results of operations, had dot com acquired Precyse as of January 1, 1999, would not have been significantly different than the amounts reported.

NOTE 3. - FIXED ASSETS

     Fixed assets consist of the following at December 31, 2000:

         Office furniture and equipment             $  52,661

         Less: accumulated depreciation                 6,243
                                                        -----
                                                    $  46,418
                                                       ======

NOTE 4. - COMMITMENTS

     A.  Lease Commitments

The Company utilizes certain computer equipment and facilities under operating leases, which expire at various dates through 2006. Rent expense, under operating leases, for the year ended December 31, 2000, was approximately $38,000 ($16,500 - 1999).

The approximate future minimum payments required under the Company’s lease commitments are as follows:

         2001              $    102,000
         2002                   103,000
         2003                    85,000
         2004                    81,000
         2005                    48,000
         Thereafter              11,000
                                 ------
                           $    430,000
                                =======

     B.  Consulting Contracts

The Company is obligated under various consulting agreements with certain officers, which expire through 2003 and have an unlimited automatic renewal option for one to two year terms unless terminated by the Company or the officer. The consulting agreements represent the total compensation to be paid to the officers for their services to the Company, and they are categorized as common law employees for various Company sponsored benefit programs. The agreements provide for minimum aggregate annual payments of $570,000 in 2001; $540,000 in 2002 and $360,000 in 2003. The agreements have a buyout provision that requires a stated payment to the consultants in the event there is a more than 50% change in ownership of the Company and the agreements are terminated as a result. Consulting expense under these agreements for the year ended December 31, 2000 amounted to $346,344 ($231,500 - 1999). As of December 31, 2000, $75,805 ($63,416 - 1999) is still outstanding under these agreements. This amount is expected to be paid during 2001.

NOTE 5. - STOCKHOLDERS’ EQUITY

     In the first quarter of fiscal 2000, the Company issued 200,000 units of equity instruments in a private placement offering. Each unit was sold for $2.50 and consisted of one share of the Company’s common stock and one warrant to purchase a share of common stock at a price of $4.00 per share. The warrants vest immediately and expire two years from the date of grant. The proceeds from the sale of these instruments amounted to approximately $455,000, which is net of related costs amounting to $45,000. In addition, during the year ended December 31, 2000, 30,000 shares of the Company’s common stock were issued as consideration for services provided. These services were valued and recorded at $3,000.

     In February 1999, the Company issued 80,000 shares of common stock at a price of $3 per share. The total proceeds amounted to $240,000.

NOTE 6. - STOCK OPTION PLANS

     During the year ended December 31, 1999, the Board of Directors adopted a stock option plan under which 1,500,000 options to purchase shares of the Company are available on an annual basis. During fiscal 2000, the plan was amended to provide that the total number of common shares for which options may be granted annually under the plan shall be limited to 20% of the issued and outstanding common shares of the Company. These options may be granted to directors, officers, employees and consultants at the discretion of the Board. Under the plan, the options granted will either qualify as incentive stock options (“ISO’s”) in accordance with IRC Section 422 or options which are not intended to be ISO’s (“non-qualified options”). Upon grant of the option, the Board will determine the exercise price, which shall not be less than the fair value of the Company’s common stock at the date of grant, and the term, which shall not exceed 5 years.

     During the year ended December 31, 2000, 1,070,000 options were granted under this plan. 970,000 options had an exercise price of $0.75 per share and the remaining 100,000 options had an exercise price of $2.50 per share. The options were granted to officers/directors/employees (1,020,000 options) and to consultants (50,000 options). These options had various vesting periods that ranged from vesting at the date of grant to vesting six months from the date of grant.

     During the year ended December 31, 1999, 1,500,000 options were granted under this plan, plus an additional 20,000 options, all of which had an exercise price of $3.00 per share. The options were granted to officers/directors (760,000 options) and to consultants (760,000 options). All of these options were fully vested at the grant date and expire in 2004.

     Incentive Stock Options - For ISO’s issued to employees, including directors and officers, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 - “Accounting for Stock-Based Compensation,” and, accordingly, does not recognize compensation cost for stock option grants under fixed awards. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and income (loss) per share for the years ended December 31, 2000 and 1999 would have been as follows:

                                                 2000              1999

     Net income (loss) - as reported         $  133,716       $  (484,800)
     Net loss - pro forma                    $ (430,679)      $(1,199,800)

     Income (loss) per share - as reported   $     0.01       $      (.05)
     Loss per share - pro forma              $    (0.04)      $      (.12)
The fair value of each option grant is estimated on the date of grant using the Black-Schoeles option-pricing model based on the following weighted-average assumptions:
                                            2000                1999

    Expected dividend yield                  0%                   0%
    Expected stock price volatility        100%                  50%
    Risk-free interest rate                6.2%                 4.8%
    Expected life of options             5 years              3 years

        The following is a summary of stock option activity under this plan for the past two years:

                                                   Number            Weighted
                                                  of Shares          Average
                                                 Under Option     Exercise Price
                                                 -------------------------------

       Outstanding at December 31, 1998               -          $      -
            Granted                                760,000            3.00
            Forfeited                                 -                 -
                                                 ---------
       Outstanding at December 31, 1999            760,000       $    3.00
            Granted                              1,020,000             .84
            Forfeited                                 -                 -
                                                 ---------
       Outstanding at December 31, 2000          1,780,000       $    1.76
                                                 =========            ====
       Exercisable at December 31, 2000          1,780,000       $    1.76
                                                 =========            ====

        The weighted average fair value of options granted under this plan were $.58 and $.99 per share for the years ended December 31, 2000 and 1999, respectively.

        Exercise prices for options outstanding at December 31, 2000 range from $.75 to $3.00 per share. The weighted average remaining contractual life on the options outstanding at December 31, 2000 was 3.5 years.

        Subsequent to December 31, 2000, an additional 972,500 options were granted under this plan.

        Non-Qualified Options - The 50,000 non-qualified options issued to consultants in 2000 were recorded as compensation expense, in accordance with the provisions of SFAS No. 123, utilizing the fair market value for those services. Total consulting expense recognized on the 50,000 options issued during 2000 amounted to $15,000. The 760,000 non-qualified options issued to consultants in 1999 were recorded as compensation expense utilizing the Black-Schoeles option pricing model and assumptions outlined above. Total consulting expense recognized on the 760,000 options issued during 1999 amounted to $701,000.

NOTE 7. - INCOME TAXES

        The Company recognizes deferred taxes using the asset and liability method and recognizes future tax benefits measured by enacted tax rates attributed to deductible temporary differences and available net operating tax loss carryforwards to the extent that realization of such benefits is more likely than not. The deferred tax asset recognized at December 31, 2000 and 1999 is the result of available net operating loss carryforwards and timing differences relating to the deductibility of consulting expenses recorded upon the issuance of non-qualified stock options. Realization of the deferred tax asset is dependent upon the Company maintaining current taxable income levels into the future sufficient enough to utilize the tax attributes giving rise to the deferred tax assets. At December 31, 2000, the Company has net operating loss carryforwards of approximately $293,000 available to offset future taxable income ($457,000 - 1999), which expire in 2006.

        The components of income from operations before income taxes is as follows:

                             2000                 1999
  U.S.                   $ 106,124             $ (403,900)
  Foreign                  106,124               (403,900)
                           -------               ---------
                         $ 212,248             $ (807,800)
                           =======               =========

        The components of income tax (expense) benefit by taxing jurisdiction consists of the following:

                                          2000                1999

                  Current:
                           Federal       $ (15,532)       $    -
                           Foreign               -             -
                                           (15,532)            -
                  Deferred:
                           Federal         (15,000)         137,000
                           Foreign         (48,000)         186,000
                                           --------         -------
                                           (63,000)         323,000
                                           --------         -------
                                         $ (78,532)       $ 323,000
                                           ========         =======

     The net deferred tax asset consists of the following:

                                                 2000               1999

    Non-qualified stock option compensation   $ 122,000         $  119,000

    Operating loss carryforwards                138,000            204,000
                                                -------            -------
                                              $ 260,000         $  323,000
                                                =======            =======

     The differences between the U.S. statutory federal income tax rate and the effective income tax rate as reflected in the accompanying “Consolidated Statements of Operations” are:

                                                  2000                  1999

   Statutory federal rate                          35%                   35%
   Foreign income taxed at different rates          5                     5
   Surtax exemption and other                      (3)                    -
                                                  ----                   ---
                                                   37%                   40%
                                                   ==                    ==

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

(Registrant)             dot com Entertainment Group, Inc.

By:                      /s/ Scott White
                         ---------------------------------
                         President and Chief Executive Officer

DATE                     MARCH 28, 2001

By:                      /s/ Andre Kern
                         ---------------------------------
                         Chief Financial Officer

DATE                     MARCH 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By    /s/ Scott White            President, Chief Executive Officer and Director
      ------------------------
Date  March 28, 2001

By    /s/ Ken Lusk               Chairman and Director
      ------------------------
Date  March 28, 2001

By    /s/ Perry Malone           Chief Technology Officer and Director
      ------------------------
Date  March 28, 2001

By    /s/ George White           Director
      ------------------------
Date  March 28, 2001

By    /s/ John Reilly            Director
      ------------------------
Date  March 28, 2001

By    /s/ Frank Riccuiti         Director
      ------------------------
Date  March 28, 2001

EXHIBIT INDEX

1.1    Memorandum of Agreement among Affiliated Adjusters, Inc. and the stockholders of The Precyse Corporation dated January 27, 1999*

3.1   Articles of Incorporation, as amended*

3.2   Bylaws*

10.1  Technology License and Maintenance Agreement between The Precyse
      Corporation and The CyberBingo Corporation dated December 4,1997*

10.2  Consulting Agreement between registrant and Scott F. White Financial
      Limited dated January 1, 2000

10.3  Consulting Agreement between registrant and Pericom Systems Corporation dated January 1, 2000

10.4  Transaction Processing Agreement between PreCyse Corporation and First
      Atlantic Commerce Ltd. dated January 29, 1999*

21.1  Subsidiaries of Registrant

* Previously filed and incorporated by reference herein.