Form 10QSB
period 2001-03-31
DOT COM ENTERTAINMENT GROUP INC
filed 2001-05-02
CIK 1079279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

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

Yes   X      No

As of April 16, 2001, the registrant had 10,730,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);

Yes         No  X

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this quarterly report and any documents incorporated by reference into this quarterly report that is not a statement of an historical fact constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate” and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause dot com’s future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. We have no obligation or intent to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed below under Item 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- RISKS AND UNCERTAINTIES” and in dot com’s Annual Report on Form 10-KSB.

Part I - Financial Information

Item 1. - Financial Statements

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                    March 31,       December 31,
                                                      2001             2000
                                                    ---------       -----------
        ASSETS

Current assets:
     Cash and cash equivalents                    $  819,973        $  655,409
     Accounts receivable:
         Trade                                       569,638           464,061
         Other                                        23,660            16,274
     Prepaid expenses and other deposits              16,708                 -
                                                  ----------        ----------
              Total current assets                 1,427,979         1,135,744

Fixed assets - net                                    45,567            46,418
Deferred tax asset                                   203,500           260,000
                                                  ----------        ----------
                                                  $1,677,046        $1,442,162
                                                  ==========        ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses        $  165,349        $  105,521
     Accounts payable - officers                      66,000            75,805
     Deferred revenue                                177,942           164,167
     Income taxes payable                             42,866            15,532
                                                  ----------        ----------
              Total current liabilities              452,157           361,025

Stockholders' equity:
     Common stock, $0.001 par value, 50,000,000
     shares authorized, 10,730,000 shares issued
     and outstanding (10,730,000 - 2000)              10,730            10,730
     Additional paid in capital                    1,411,820         1,411,820
     Accumulated deficit                            (197,661)         (341,413)
                                                  ----------        ----------
                                                   1,224,889         1,081,137
                                                  ----------        ----------
                                                  $1,677,046        $1,442,162
                                                  ==========        ==========

(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                    Three Months Ended March 31,
                                                       2001              2000
                                                       ----              ----
Revenues:
     Royalties                                      $ 560,553      $   221,910
     Installation fees                                159,225           17,000
     Support and maintenance                           85,058           67,000
                                                     --------       ----------
                                                      804,836          305,910
Expenses:
     Marketing                                        146,372           33,879
     Research, software development and
        support services                              192,696          132,271
     General and administrative                       226,182           98,365
                                                   ----------       ----------
                                                      565,250          264,515
                                                   ----------       ----------
Net income before income tax expense                  239,586           41,395
Income tax expense                                     95,834           17,000
                                                   ----------       ----------
Net income                                         $  143,752      $    24,395
                                                   ==========       ==========
Net income per share:

     Basic                                         $     0.01      $      0.00
                                                   ==========       ==========
     Diluted                                       $     0.01      $      0.00
                                                   ==========       ==========
Weighted average number of common
  shares outstanding:

     Basic                                         10,730,000       10,653,000
                                                   ==========       ==========
     Diluted                                       10,811,023       10,653,000
                                                   ==========       ==========

(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                   Three Months Ended March 31,
                                                      2001              2000
                                                      ----              ----
Cash flows from operating activities:

     Net income                                     $ 143,752        $  24,395
     Adjustments to reconcile net income to
      net cash provided (used) by operating activities:
         Expenses satisfied via the issuance of
         common stock and stock options                     -           18,000
         Depreciation                                   3,590                -
         Deferred income tax expense                   56,500           17,000
         Changes in non-cash working capital items:
             Accounts receivable                     (112,963)         (69,258)
             Prepaid expenses and deposits            (16,708)               -
             Accounts payable and accrued expenses     59,828           39,194
             Accounts payable - officers               (9,805)         (31,416)
             Deferred revenue                          13,775                -
             Income taxes payable                      27,334                -
                                                     --------          -------
Net cash provided (used) by operating activities     165,303           (2,085)

Cash flows from investing activities:

     Purchases of fixed assets                         (2,739)               -
                                                     --------          -------

Net cash used in investing activities                  (2,739)               -

Cash flows from financing activities:

     Proceeds from issuance of common stock                -           455,000
                                                    ---------         --------
         Net cash provided by financing activities         -           455,000
                                                    ---------         --------

Net increase in cash and cash equivalents
  during the period                                   162,564          452,915

Cash and cash equivalents beginning of period         655,409           51,707
                                                    ---------         --------
Cash and cash equivalents, end of period            $ 817,973         $504,622
                                                    =========         ========
Supplemental cash flow activities
      Income taxes paid                             $  12,000         $      -
                                                    =========         ========

(see accompanying notes)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

        The accompanying unaudited financial statements of dot com Entertainment Group, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, which includes audited financial statements and footnotes as of and for the years ended December 31, 2000 and 1999.

NOTE 2. - STOCK OPTIONS

        During the quarter ended March 31, 2001, the Company granted 977,500 options to directors and employees of the Company to purchase common stock of the Company at an exercise price of $0.75 which will be accounted for under APB 25. Accordingly, no compensation expense will be recognized in the statement of operations, since the option price was greater or equal to the market value of the Company’s common stock at the time of grant.

NOTE 3. - EARNINGS PER SHARE

        In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic earnings per share and diluted earnings per share. The diluted weighted average common shares outstanding include the impact of the assumed exercise of 1,947,500 stock options with an exercise price of $0.75. The amount was determined using the treasury stock method. All other securities, consisting of 1,620,000 stock options and 200,000 warrants with exercise prices ranging from $2.50 to $4.00, are anti-dilutive and have not been included in the calculation.

NOTE 4. - RECLASSIFICATIONS

        Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 financial statement presentations.

Item 2. - Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

dot com Entertainment Group, Inc. ("dot com" or the "Company") is an Internet software development company specializing in the creation and support of Internet gaming products and related services.

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

The following tables set forth selected information from the statements of operations for the three months ended March 31, 2001 and 2000 and the balance sheets as at March 31, 2001 and December 31, 2000.

Selected Statement of Operations Information

                                            Three Months Ended March 31,
                                            2001                   2000
                                            ----                   ----
Revenues                              $    804,836              $  305,910
Operating expenses                         565,250                 264,515
Net income                                 143,752                  24,395

Selected Balance Sheet Information

                                          March 31,              December 31,
                                            2001                     2000
                                            ----                     ----

Current assets                          $1,427,979                $ 1,135,744
Current liabilities                        452,157                    361,025
Stockholders' equity                     1,224,889                  1,181,137

Review of the three months ended March 31, 2001 compared with the three months ended March 31, 2000. Revenues increased to $804,836 for the quarter ended March 31, 2001 from $305,910 for the quarter ended March 31, 2000. The growth in revenues results primarily from higher royalties and installation fees. The royalty revenue increased to $560,553 for the 2001 quarter from $221,910 for the 2000 quarter reflecting the increased activity of the Company’s licensees. Installation fees were $159,225 representing fees recognized on the delivery of the Company’s software to eight new licensees during the quarter ended March 31, 2001. It is anticipated that the Company will begin to derive royalty revenue from these new licensees in the second quarter of 2001. Installation fees were $17,000 for the similar period in 2000. Support and maintenance revenue was $85,058 for the quarter ended March 31, 2001 resulting from continued development and delivery of software enhancements, e-digital services and providing marketing and promotional programs to our customers. In 2000, support and maintenance revenue was $67,000. To date, in fiscal 2001, the Company has entered into eight new license agreements, with delivery of the Company’s software due for three of these licensees in the second quarter of 2001. The additional licensees are expected to continue to diversify the Company’s sources of revenue for the remainder of fiscal year 2001. During the three months ended March 31, 2001, 76.8% (100.0% - 2000) of the Company’s revenue was provided by one customer. The loss of this customer or its bankruptcy could have a material negative impact on the Company’s revenues and profit. This customer also represents 82.4% of the trade accounts receivable at March 31, 2001 (94% at December 31, 2000). If the customer became insolvent and could not pay the balances owing to the Company, it would have a significant impact on the cash flows and profitability of the Company.

Operating expenses increased to $565,250 for the quarter ended March 31, 2001 from $264,515 for the same quarter in 2000. The increased operating expenses reflect the significantly higher level of activity at the Company, including increased staffing of approximately 25 employees over the prior year. Marketing expenses were $146,372 for the first quarter of 2001 compared to $33,879 for the first quarter in 2000. The increase reflects the Company’s enhancement of its e-digital division, and the allocation of additional resources to marketing, selling and front end product development to provide our licensees with customization services. Development expenses grew to $192,696 for the three months ended March 31, 2001 from $132,271 for the same quarter in 2000. The increase in development expenses results from the hiring of software developers to improve and diversify the Company’s products and services. General and administrative expenses increased to $226,182 for the quarter ended March 31, 2001 from $98,365 for the similar period in the prior year. The increase primarily results from the increased remuneration of its senior management, the leasing of larger office space, professional fees, and the incurrence of the related expenses associated with the higher level of activity of the Company.

The Company had a net profit of $143,752 for the three months ended March 31, 2001 compared to $24,395 for the same quarter in 2000. As the Company increases the number of its licensees and introduces new products it is anticipated that profitability will continue to improve. There was a $95,834 tax provision recorded for the first quarter of 2001 based on the profits for the period as compared to $17,000 in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had cash and cash equivalents of $817,973 as compared with $655,409 at December 31, 2000.

At March 31, 2001, the Company had working capital of $975,822 as compared with $774,719 at December 31, 2000. The increase primarily reflects higher cash and cash equival ents balances from cash derived from operating results. The Company intends to use these funds to further develop its current products, create and develop new products and to expand its sales and marketing efforts to increase the number of licensees of its products. Also contributing to the improvement in working capital is a higher balance of accounts receivable offset marginally by a higher balance of accounts payable. The increase in accounts receivable reflects the higher revenue activity of the Company as well as certain amounts due to the Company for software installations made in the first quarter of 2001.

At March 31, 2001, total assets increased to $1,677,046 from $1,442,162 at December 31, 2000. The increase is due primarily to the higher levels of cash and accounts receivable as discussed above.

Total liabilities increased to $452,157 at March 31, 2001 from $361,025 at December 31, 2000. The increase is partially related to the increase in deferred revenue resulting from the receipt of deposits for installation fees from new licensees. The Company’s revenue recognition policy for installation fees requires the delivery and installation of the Company’s software and a determination that the collection of the fee from the licensee is probable. The remainder of the increase relates to higher taxes payable resulting from the profitability during the quarter and increased accounts payable related to the higher level of activity of the Company.

Net cash provided by operating activities was $165,303 for the three months ended March 31, 2001. This compares to a use of cash from operations of $2,085 for the same quarter in the prior year. The improvement results primarily from the higher net income that was earned in the current quarter.

In March 2000 dot com received proceeds of approximately $455,000, net of related costs of $45,000 through the sale of units pursuant to a private placement made in accordance with Regulation S of the Securities Act. Most of these funds have been invested in money market funds since March 2000. The Company has not sold any securities in the current year.

The Company has a line of credit with the Company’s bank in Canada, The Toronto Dominion Bank. The Company has a $CDN 161,000 line of credit at bank prime plus ¼ % and a $U.S. 50,000 line of credit at the bank’s U.S. prime rate plus ¼ %. Both lines are secured with balances in money market funds and were not utilized as at March 31, 2001.

Management believes that the Company will have sufficient resources to support its growth through continued revenue improvements, the collection of its trade accounts receivable in the ordinary course of business and by continuing to monitor its expenses in light of the cash resources of the Company, but there can be no assurance that management’s plans can be met.

There are presently no material commitments for capital expenditures. Due to the nature of its business, the Company does not require significant outlays for capital expenditures and, as a result, is not planning for any material capital expenditures for the foreseeable future.

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

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits. None. (b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOT COM ENTERTAINMENT GROUP, INC.
(Registrant)

April 26, 2000	By: /s/ SCOTT WHITE Scott White President and Chief Executive Officer

April 26, 2000	By: /s/ ANDRE KERN Andre Kern Chief Financial Officer