Form 10QSB
period 2001-06-30
DOT COM ENTERTAINMENT GROUP INC
filed 2001-08-14
CIK 1079279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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

Yes   X      No

As of August 13, 2001, the registrant had 10,782,500 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);

Yes         No  X

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this quarterly report and any documents incorporated by reference into this quarterly report that is not a statement of an historical fact constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate” and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause dot com’s future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. We have no obligation or intent to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed below under Item 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION”, including in the section entitled “RISKS AND UNCERTAINTIES” and in dot com’s Annual Report on Form 10-KSB.

Part I - Financial Information

Item 1. - Financial Statements:

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                    June 30,       December 31,
                                                      2001             2000
                                                    ---------       -----------
        ASSETS

Current assets:
     Cash and cash equivalents                    $  803,942        $  655,409
     Accounts receivable:
         Trade                                       676,721           464,061
         Other                                        36,377            16,274
     Prepaid expenses and other deposits              10,780                 -
                                                  ----------        ----------
              Total current assets                 1,527,820         1,135,744

Fixed assets - net                                    68,605            46,418
Deferred tax asset                                   159,000           260,000
                                                  ----------        ----------
                                                  $1,755,425        $1,442,162
                                                  ==========        ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses        $  100,779        $  105,521
     Accounts payable - officers                           -            75,805
     Deferred revenue                                205,550           164,167
     Income taxes payable                             73,703            15,532
                                                  ----------        ----------
              Total current liabilities              380,032           361,025

Stockholders' equity:
     Common stock, $0.001 par value, 50,000,000
     shares authorized, 10,780,000 shares issued
     and outstanding (10,730,000 - 2000)              10,780            10,730
     Additional paid in capital                    1,449,270         1,411,820
     Accumulated deficit                             (84,657)         (341,413)
                                                  ----------        ----------
                                                   1,375,393         1,081,137
                                                  ----------        ----------
                                                  $1,755,425        $1,442,162
                                                  ==========        ==========

(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                              Three Months Ended June 30,     Six Months Ended June 30,
                                                2001              2000          2001              2000
                                                ----              ----          ----              ----
Revenues:
     Royalties                               $ 687,249      $   340,812      $1,247,802      $   562,722
     Installation fees                          76,392                -         235,617           17,000
     Support and maintenance                    70,225           95,500         155,283          162,500
                                              --------       ----------        --------       ----------
                                               833,866          436,312       1,638,702          742,222
Expenses:
     Marketing                                 182,873           38,421         329,245           72,300
     Research, software development and
        support services                       207,668          139,901         400,364          272,172
     General and administrative                254,984          190,270         481,166          288,635
                                            ----------       ----------      ----------       ----------
                                               645,525          368,592       1,210,775          633,107
                                            ----------       ----------      ----------       ----------
Net income before income tax expense           188,341           67,720         427,927          109,115
Income tax expense                              75,337           26,646         171,171           43,646
                                            ----------       ----------      ----------       ----------
Net income                                  $  113,004      $    41,074      $  256,756      $    65,469
                                            ==========       ==========      ==========       ==========
Net income per share:

     Basic                                  $     0.01      $      0.00      $     0.02      $      0.01
                                            ==========       ==========      ==========       ==========
     Diluted                                $     0.01      $      0.00      $     0.02      $      0.01
                                            ==========       ==========      ==========       ==========
Weighted average number of common
  shares outstanding:

     Basic                                  10,755,000       10,730,000      10,742,500       10,691,667
                                            ==========       ==========      ==========       ==========
     Diluted                                11,808,952       10,730,000      11,479,557       10,691,667
                                            ==========       ==========      ==========       ==========

(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Three Months Ended June 30,   Six Months Ended June 30,
                                                      2001          2000            2001          2000
                                                      ----          ----            ----          ----
Cash flows from operating activities:

     Net income                                     $ 113,004    $  41,074        $ 256,756    $  65,469
     Adjustments to reconcile net income to
      net cash provided (used) by operating activities:
         Expenses satisfied via the issuance of
         common stock and stock options                     -            -                -       18,000
         Depreciation                                   5,573            -            9,163            -
         Deferred income tax expense                   44,500       26,646          101,000       43,646
         Changes in non-cash working capital items:
             Accounts receivable                     (119,800)     (56,837)        (232,763)    (126,095)
             Prepaid expenses and deposits              5,928            -          (10,780)           -
             Accounts payable and accrued expenses    (64,570)      (5,224)          (4,742)       2,554
             Accounts payable - officers              (66,000)           -          (75,805)           -
             Deferred revenue                          27,608            -           41,383            -
             Income taxes payable                      30,837            -           58,171            -
                                                     --------      -------         --------      -------
Net cash provided (used) by operating activities      (22,920)       5,659          142,383        3,574

Cash flows from investing activities:

     Purchases of fixed assets                        (28,611)           -          (31,350)           -
                                                     --------      -------         --------      -------
Net cash used in investing activities                 (28,611)           -          (31,350)           -

Cash flows from financing activities:

     Proceeds from issuance of common stock            37,500            -           37,500      455,000
                                                    ---------     --------        ---------     --------
         Net cash provided by financing activities     37,500            -           37,500      455,000
                                                    ---------     --------        ---------     --------

Net increase in cash and cash equivalents
  during the period                                   (14,031)       5,659          148,533      458,574

Cash and cash equivalents beginning of period         817,973      504,662          655,409       51,707
                                                    ---------     --------        ---------     --------
Cash and cash equivalents, end of period            $ 803,942     $510,281        $ 803,942    $ 510,261
                                                    =========     ========        =========     ========
Supplemental cash flow activities
      Income taxes paid                             $       -     $      -        $  12,000     $      -
                                                    =========     ========        =========     ========

(see accompanying notes)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of dot com Entertainment Group, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, which includes audited financial statements and footnotes as of and for the years ended December 31, 2000 and 1999.

NOTE 2. - PRONOUNCEMENTS ISSUED NOT YET ADOPTED

In July 2001, the Financial Accounting Standards Board issued two statements – Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. The standards generally are required to be implemented by the Company in its 2002 financial statements. The adoption of these standards will not have a material impact on the Company’s financial statements.

NOTE 3. - STOCK OPTIONS

During the quarter ended March 31, 2001, the Company granted 977,500 options to directors and employees of the Company to purchase common stock of the Company at an exercise price of $0.75, which will be accounted for under APB 25. Accordingly, no compensation expense will be recognized in the statement of operations, since the option price was greater or equal to the market value of the Company’s common stock at the time of grant.

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

NOTE 5. – RECLASSIFICATIONS

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

The following tables set forth selected information from the statements of operations for the three and six months ended June 30, 2001 and 2000 and the balance sheets as at June 30, 2001 and December 31, 2000.

Selected Statement of Operations Information

                         Three Months Ended                Six Months Ended
                              June 30,                        June 30,
                        2001             2000           2001             2000
                       ----------------------          ----------------------

Revenues              $  833,866   $  436,312       $ 1,638,702     $ 742,222
Operating expenses       645,525      368,592         1,210,775       633,107
Net income               113,004       41,074           256,756        65,469

Selected Balance Sheet Information

                                     June 30,                December 31,
                                       2001                     2000
                                       ----                     ----

Current assets                     $1,527,820               $ 1,135,744
Current liabilities                   380,032                   361,025
Stockholders' equity                1,375,393                 1,081,137

Review of the three months ended June 30, 2001 compared with the three months ended June 30, 2000 Revenues increased to $833,866 for the quarter ended June 30, 2001 from $436,312 for the quarter ended June 30, 2000. The growth in revenues results primarily from higher royalties and installation fees. The royalty revenue increased to $687,249 for the 2001 quarter from $340,812 for the 2000 quarter reflecting the increased number and activity of the Company’s licensees. Installation fees were $76,392 representing fees recognized on the delivery of the Company’s software to licensees during the quarter ended June 30, 2001. Installation fees were nil for the similar period in 2000. Support and maintenance revenue was $70,225 for the quarter ended June 30, 2001 resulting from technical support, e-digital services and providing marketing and promotional services to our licensees. In 2000, support and maintenance revenue was $95,500. During the three months ended June 30, 2001, 74.1% (99.0% - 2000) of the Company’s revenue was provided by one customer. The loss of this customer or its bankruptcy would have a material adverse impact on the Company’s financial condition and results of operations. This customer also represents 80.2% of the trade accounts receivable at June 30, 2001 (94% at December 31, 2000). If the customer became insolvent and could not pay the balances owing to the Company, it would have a material adverse impact on the financial condition and results of operations of the Company.

Operating expenses increased to $645,525 for the quarter ended June 30, 2001 as compared to $368,592 for the same quarter in 2000. The increased operating expenses reflect the significantly higher level of activity at the Company, including increased staffing of approximately 25 employees over the prior year. Marketing expenses were $182,873 for the second quarter of 2001 compared to $38,421 for the second quarter in 2000. The increase reflects the Company’s enhancement of its e-digital division, Inferno Media, and the allocation of additional resources to marketing, selling and front end product development to provide our licensees with customization services. Development expenses grew to $207,668 for the three months ended June 30, 2001 from $139,901 for the same quarter in 2000. The increase in development expenses results from the hiring of software developers to improve and diversify the Company’s products and services. General and administrative expenses increased to $254,984 for the quarter ended June 30, 2001 as compared to $190,270 for the similar period in the prior year. The increase primarily results from the increased remuneration of its senior management, the leasing of larger office space, professional fees, and the incurrence of the related expenses associated with the higher level of activity of the Company.

The Company had a net profit of $113,004 for the three months ended June 30, 2001 compared to $41,047 for the same quarter in 2000. As the Company increases the number of its licensees and introduces new products it is anticipated that profitability will continue to improve. There was a $75,337 tax provision recorded for the second quarter of 2001 based on the profits for the period as compared to $26,646 in the prior year period.

Review of the six months ended June 30, 2001 compared with the six months ended June 30, 2000 Revenues increased to $1,638,702 for the six months ended June 30, 2001 as compared to $742,222 for the six months ended June 30, 2000. The growth in revenues results primarily from higher royalties and installation fees. The royalty revenue increased to $1,247,802 for the 2001 quarter as compared to $562,722 for the first half of 2000 reflecting the increased number and activity of the Company’s licensees. Installation fees were $235,617 representing fees recognized on the delivery of the Company’s software to licensees during the six months ended June 30, 2001. Installation fees were $17,000 for the similar period in 2000. Support and maintenance revenue was $155,283 for the six months ended June 30, 2001 resulting from technical support, e-digital services and providing marketing and promotional programs to our licensees. In 2000, support and maintenance revenue was $162,500. During the six months ended June 30, 2001, 75.4% (99.0% - 2000) of the Company’s revenue was provided by one customer. The loss of this customer or its bankruptcy could have a material adverse impact on the Company’s financial condition and results of operations.

Operating expenses increased to $1,210,775 for the six months ended June 30, 2001 as compared to $633,107 for the same six months in 2000. The increased operating expenses reflect the significantly higher level of activity at the Company, including increased staffing of approximately 25 employees over the prior year. Marketing expenses were $329,245 for the first half of 2001 compared to $72,300 for the first half in 2000. The increase reflects the Company’s enhancement of its e-digital division, and the allocation of additional resources to marketing, selling and front end product development to provide our licensees with customization services. Development expenses grew to $400,364 for the six months ended June 30, 2001 as compared to $272,172 for the same period in 2000. The increase in development expenses results from the hiring of software developers to improve and diversify the Company’s products and services. General and administrative expenses increased to $481,166 for the six months ended June 30, 2001 as compared to $288,635 for the similar period in the prior year. The increase primarily results from the increased remuneration of its senior management, the leasing of larger office space, professional fees, and the incurrence of the related expenses associated with the higher level of activity of the Company.

The Company had a net profit of $256,756 for the six months ended June 30, 2001 compared to $65,469 for the same period in 2000. As the Company increases the number of its licensees and introduces new products it is anticipated that profitability will continue to improve. There was a $171,171 tax provision recorded for the first half of 2001 based on the profits for the period as compared to $43,646 in the prior year period.

Subsequent to June 30, 2001 the Company has entered into three additional license agreements, one of which is a play for fun agreement with the Hard Rock Hotel and Casino in Los Vegas, Nevada.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had cash and cash equivalents of $803,942 as compared with $655,409 at December 31, 2000.

At June 30, 2001, the Company had working capital of $1,147,788 as compared with $774,719 at December 31, 2000. The increase primarily reflects higher cash and cash equivalents balances from cash derived from operating results. The Company intends to use these funds to further develop its current products, create and develop new products and to expand its sales and marketing efforts to increase the number of licensees of its products. Also contributing to the improvement in working capital is a higher balance of accounts receivable offset marginally by a higher balance of current liabilities. The increase in accounts receivable reflects the higher revenue activity of the Company as well as certain amounts due to the Company for software installations made during 2001.

At June 30, 2001, total assets increased to $1,755,425 from $1,442,162 at December 31, 2000. The increase is due primarily to the higher levels of cash and accounts receivable as discussed above.

Total liabilities increased to $380,032 at June 30, 2001 from $361,025 at December 31, 2000. The increase is partially related to the increase in deferred revenue resulting from the receipt of deposits for installation fees from new licensees. The Company’s revenue recognition policy for installation fees requires the delivery and installation of the Company’s software and a determination that the collection of the fee from the licensee is probable. The remainder of the increase relates to higher taxes payable resulting from the profitability during the six months ended June 30, 2001.

Net cash provided by operating activities was $142,383 for the six months ended June 30, 2001. This compares to cash provided from operations of $3,574 for the same period in the prior year. The improvement results primarily from the higher net income that was earned in the current year.

During the second quarter of 2001 50,000 employee stock options were exercised for proceeds of $37,500.

The Company has a credit facility with The Toronto Dominion Bank. The credit facility has two portions, a CDN $161,000 credit facility at bank prime plus ¼ % and a U.S. $50,000 credit facility at the bank’s U.S. prime rate plus ¼ %. Both credit facilities are secured by cash deposits in money market funds and the Company had not drawn on the facilities at June 30, 2001.

Management believes that the Company will have sufficient resources to support its growth through continued revenue improvements, the collection of its trade accounts receivable in the ordinary course of business and by continuing to monitor its expenses in light of the cash resources of the Company, but there can be no assurance that management’s growth plans can be met.

There are presently no material commitments for capital expenditures. Due to the nature of its business, the Company does not require significant outlays for capital expenditures and, as a result, is not planning for any material capital expenditures for the foreseeable future.

RISKS AND UNCERTAINTIES

The Company has identified that there is uncertainty in North America relating to the lawfulness of Internet gaming. As such, notwithstanding the fact that its licensees operate from countries where such business is lawful if licensed, governments elsewhere, including the federal, state or any local governments in the United States may take the position that the Company’s software and support systems are being played and or used unlawfully in their jurisdiction. Accordingly, the Company may face criminal prosecution in any number of jurisdictions for aiding and abetting others, such as its licensees, in operating an illegal gaming operation. The Company has devoted only limited resources to investigating the legal climate in which it operates. Many of the issues facing the Company are the same as those facing all other e-commerce and other Internet software providers and traditional software providers, as current laws are not clear as to who, if anyone, has jurisdiction over Internet-based commerce. A number of bills have been introduced in the United States House of Representatives to expressly ban Internet gaming. One of these bills was defeated in 2000 and has not been introduced in 2001. Although the Company intends to do business worldwide, any enforceable ban on Internet gaming in the United States would have a material adverse effect on the Company’s business and both its short-term and long-term liquidity and its results of operations.

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

DOT COM ENTERTAINMENT GROUP, INC.
(Registrant)

August 13, 2001	By: /s/ SCOTT WHITE Scott White President and Chief Executive Officer

August 13, 2001	By: /s/ ANDRE KERN Andre Kern Chief Financial Officer