Form 10QSB
period 2001-09-30
DOT COM ENTERTAINMENT GROUP INC
filed 2001-10-30
CIK 1079279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM-10QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

Yes   X      No

As of October 25, 2001, the registrant had 10,787,500 shares of Common Stock outstanding.

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
CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                 September 30,     December 31,
                                                      2001             2000
                                                    ---------       -----------
        ASSETS

Current assets:
     Cash and cash equivalents                    $  953,718        $  655,409
     Accounts receivable:
         Trade                                       936,133           464,061
         Other                                        15,095            16,274
     Prepaid expenses and deposits                     6,313                 -
                                                  ----------        ----------
              Total current assets                 1,911,259         1,135,744

Fixed assets - net                                    73,414            46,418
Deferred tax asset                                   122,000           260,000
                                                  ----------        ----------
                                                  $2,106,673        $1,442,162
                                                  ==========        ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses        $  120,806        $  105,521
     Accounts payable - officers                           -            75,805
     Deferred revenue                                187,625           164,167
     Income taxes payable                            188,911            15,532
                                                  ----------        ----------
              Total current liabilities              497,342           361,025

Stockholders' equity:
     Common stock, $0.001 par value, 50,000,000
     shares authorized, 10,787,500 shares issued
     and outstanding (10,730,000 - 2000)              10,788            10,730
     Additional paid in capital                    1,454,887         1,411,820
     Retained earnings (accumulated deficit)         143,656          (341,413)
                                                  ----------        ----------
                                                   1,609,331         1,081,137
                                                  ----------        ----------
                                                  $2,106,673        $1,442,162
                                                  ==========        ==========

(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                   Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
                                                2001              2000          2001              2000
                                                ----              ----          ----              ----
Revenues:
     Royalties                               $ 672,355      $   440,571      $1,920,157      $ 1,003,293
     Installation fees                         285,225                -         520,842           17,000
     Support, maintenance and
        e-digital services                     145,933           89,000         301,216          251,500
                                              --------       ----------        --------       ----------
                                              1,103,513         529,571       2,742,215        1,271,793
Expenses:
     Marketing                                 175,334           84,194         504,579          156,494
     Research, software development and
        support services                       273,601          190,428         673,985          462,600
     General and administrative                274,037          173,697         755,203          462,332
                                            ----------       ----------      ----------       ----------
                                               722,972          448,319       1,933,767        1,081,426
                                            ----------       ----------      ----------       ----------
Income before income tax expense               380,541           81,252         808,448          190,367
Income tax expense                             152,208           32,501         323,379           76,147
                                            ----------       ----------      ----------       ----------
Net income                                  $  228,333      $    48,751      $  485,069      $   114,220
                                            ==========       ==========      ==========       ==========
Net income per share:

     Basic                                  $     0.02      $      0.00      $     0.04      $      0.01
                                            ==========       ==========      ==========       ==========
     Diluted                                $     0.02      $      0.00      $     0.04      $      0.01
                                            ==========       ==========      ==========       ==========
Weighted average number of common
  shares outstanding:

     Basic                                  10,785,000       10,730,000      10,756,667       10,704,444
                                            ==========       ==========      ==========       ==========
     Diluted                                12,117,211       11,049,761      11,731,075       10,881,779
                                            ==========       ==========      ==========       ==========

(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                Three Months Ended September 30,   Six Months Ended June 30,
                                                      2001          2000            2001          2000
                                                      ----          ----            ----          ----
Cash flows from operating activities:

     Net income                                     $ 228,313    $  48,751        $ 485,069    $ 114,220
     Adjustments to reconcile net income to
      net cash provided by operating activities:
         Expenses satisfied via the issuance of
         common stock and stock options                     -            -                -       18,000
         Depreciation                                   7,522            -           16,685            -
         Deferred income tax expense                   37,000            -          138,000       43,646
         Changes in non-cash working capital items:
             Accounts receivable                     (238,130)       4,617         (470,893)    (121,478)
             Prepaid expenses and deposits              4,467            -           (6,313)           -
             Accounts payable and accrued expenses     20,027       (9,253)          15,285       (6,699)
             Accounts payable - officers                    -            -          (75,805)           -
             Deferred revenue                         (17,925)           -           23,458            -
             Income taxes payable                     115,208       29,101          173,379       29,101            -
                                                     --------      -------         --------      -------
Net cash provided by operating activities             156,482       73,216          298,865       76,790

Cash flows from investing activities:

     Purchases of fixed assets                        (12,331)           -          (43,681)           -
                                                     --------      -------         --------      -------
Net cash used in investing activities                 (12,331)           -          (43,681)           -

Cash flows from financing activities:

     Proceeds from issuance of common stock             5,625            -           43,125      455,000
                                                    ---------     --------        ---------     --------
Net cash provided by financing activities               5,625            -           43,125      455,000
                                                    ---------     --------        ---------     --------

Net increase in cash and cash equivalents             149,776       73,216          298,309      531,790

Cash and cash equivalents beginning of period         803,942      510,281          655,409       51,707
                                                    ---------     --------        ---------     --------
Cash and cash equivalents, end of period            $ 953,718     $583,497        $ 953,718    $ 583,497
                                                    =========     ========        =========     ========
Supplemental cash flow activities
      Income taxes paid                             $       -     $  3,400        $  12,000     $  3,400
                                                    =========     ========        =========     ========

(see accompanying notes)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

        The accompanying unaudited financial statements of dot com Entertainment Group, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, which includes audited financial statements and footnotes as of and for the years ended December 31, 2000 and 1999.

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

NOTE 3. - STOCK OPTIONS

        During the quarter ended March 31, 2001, the Company granted 977,500 options to directors and employees of the Company to purchase common stock of the Company at an exercise price of $0.75. During the quarter ended September 30, 2001, the Company granted 135,000 options to employees of the Company to purchase common stock of the Company at exercise prices ranging from $0.75 to $2.66. All grants will be accounted for under APB 25. Accordingly, no compensation expense will be recognized in the statement of operations, since the option price was greater or equal to the market value of the Company’s common stock at the time of grant.

NOTE 4. - EARNINGS PER SHARE

        In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic earnings per share and diluted earnings per share. The diluted weighted average common shares outstanding include the impact of the assumed exercise of 2,060,000 stock options with exercise prices ranging from $0.75 to $2.03. The amount was determined using the treasury stock method. All other securities, consisting of 1,642,500 stock options and 200,000 warrants with exercise prices ranging from $2.30 to $4.00, are anti-dilutive and have not been included in the calculation.

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

The following tables set forth selected information from the statements of operations for the three and nine months ended September 30, 2001 and 2000 and the balance sheets as at September 30, 2001 and December 31, 2000.

Selected Statement of Operations Information

                         Three Months Ended                Nine Months Ended
                            September 30,                    September 30,
                        2001             2000           2001             2000
                       ----------------------          ----------------------

Revenues              $1,103,513   $  529,571       $ 2,742,215    $1,271,793
Operating expenses       722,972      448,319         1,933,767     1,081,426
Net income               228,333       48,751           485,069       114,220

Selected Balance Sheet Information

                                  September 30,             December 31,
                                       2001                     2000
                                       ----                     ----

Current assets                     $1,911,259               $ 1,135,744
Current liabilities                   497,342                   361,025
Stockholders' equity                1,609,331                 1,081,137

Review of the three months ended September 30, 2001 compared with the three months ended September 30, 2000
Revenues increased to $1,103,513 for the quarter ended September 30, 2001 as compared to $529,571 for the quarter ended September 30, 2000. The growth in revenues results primarily from higher royalties and installation fees. The royalty revenue increased to $672,355 for the 2001 quarter as compared to $440,571 for the 2000 quarter reflecting the increased number and activity of the Company’s licensees. Installation fees were $285,225 representing fees recognized on the delivery of the Company’s software to licensees during the quarter ended September 30, 2001. Installation fees were nil for the similar period in 2000. Support and maintenance revenue was $145,933 for the quarter ended September 30, 2001 resulting from the provision of technical support and e-digital services such as corporate branding, marketing services and website creation. In 2000, support and maintenance revenue was $89,000. During the three months ended September 30, 2001, 65.5% (98.0% - 2000) of the Company’s revenue was provided by one customer, The Cyberbingo Corporation (“TCC”). The loss of this customer or its bankruptcy would have a material adverse impact on the Company’s financial condition and results of operations. This customer also represents 80% of the trade accounts receivable at September 30, 2001 (94% at December 31, 2000). If the customer became insolvent and could not pay the balances owing to the Company, it would have a material adverse impact on the financial condition and results of operations of the Company.

Operating expenses increased to $722,972 for the quarter ended September 30, 2001 as compared to $448,319 for the same quarter in 2000. The increased operating expenses reflect the significantly higher level of activity at the Company, including increased staffing of approximately 25 employees over the prior year. Marketing expenses were $175,334 for the third quarter of 2001 compared to $84,194 for the second quarter in 2000. The increase reflects the Company’s enhancement of its e-digital division, Inferno Media, and the allocation of additional resources to marketing, selling and front end product development to provide our licensees with customization services. Development expenses grew to $273,601 for the three months ended September 30, 2001 compared to $190,428 for the same quarter in 2000. The increase in development expenses results from the hiring of software developers to improve and diversify the Company’s products and services. General and administrative expenses increased to $274,037 for the quarter ended September 30, 2001 as compared to $173,697 for the similar period in the prior year. The increase primarily results from the leasing of larger office space, increased professional fees, and the incurrence of the related expenses associated with the higher level of activity of the Company.

The Company had a net profit of $228,333 for the three months ended September 30, 2001 compared to $48,751 for the same quarter in 2000. As the Company increases the number of its licensees and introduces new products it is anticipated that profitability will continue to improve. There was a $152,208 tax provision recorded for the third quarter of 2001 based on the profits for the period as compared to $32,501 in the prior year period.

Review of the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000
Revenues increased to $2,742,215 for the nine months ended September 30, 2001 as compared to $1,271,793 for the nine months ended September 30, 2000. The growth in revenues results primarily from higher royalties and installation fees. The royalty revenue increased to $1,920,157 for the first three quarters of 2001 as compared to $1,003,293 for the similar period of 2000 reflecting the increased number and activity of the Company’s licensees. Installation fees were $520,842 representing fees recognized on the delivery of the Company’s software to licensees during the nine months ended September 30, 2001. Installation fees were $17,000 for the similar period in 2000. Support and maintenance revenue was $301,216 for the nine months ended September 30, 2001 resulting from the provision of technical support and e-digital services to our licensees. In 2000, support and maintenance revenue was $251,500. During the nine months ended September 30, 2001, 71% (98.0% - 2000) of the Company’s revenue was provided by TCC. The loss of this customer or its bankruptcy could have a material adverse impact on the Company’s financial condition and results of operations.

Operating expenses increased to $1,933,767 for the nine months ended September 30, 2001 as compared to $1,081,426 for the same nine months in 2000. The increased operating expenses reflect the significantly higher level of activity at the Company, including increased staffing of approximately 25 employees over the prior year. Marketing expenses were $504,579 for the first three quarters of 2001 compared to $156,494 for the similar period in 2000. The increase reflects the Company’s enhancement of its e-digital division, and the allocation of additional resources to marketing, selling and front end product development to provide our licensees with customization services. Development expenses grew to $673,985 for the nine months ended September 30, 2001 as compared to $462,600 for the same period in 2000. The increase in development expenses results from the hiring of software developers to improve and diversify the Company’s products and services. General and administrative expenses increased to $755,203 for the nine months ended September 30, 2001 as compared to $462,332 for the similar period in the prior year. The increase primarily results from the increased remuneration of its senior management, the leasing of larger office space, professional fees, and the incurrence of the related expenses associated with the higher level of activity of the Company.

The Company had a net profit of $485,069 for the nine months ended September 30, 2001 compared to $114,220 for the same period in 2000. As the Company increases the number of its licensees and introduces new products it is anticipated that profitability will continue to improve. There was a $323,379 tax provision recorded for the first three quarters of 2001 based on the profits for the period as compared to $76,147 in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had cash and cash equivalents of $953,718 as compared with $655,409 at December 31, 2000.

At September 30, 2001, the Company had working capital of $1,413,917 as compared with $774,719 at December 31, 2000. The increase primarily reflects higher cash and cash equivalents balances from cash derived from operating results. The Company intends to use these funds to further develop its current products, create and develop new products and to expand its sales and marketing efforts to increase the number of licensees of its products. Also contributing to the improvement in working capital is a higher balance of accounts receivable offset marginally by a higher balance of current liabilities. The increase in accounts receivable reflects the higher revenue activity of the Company.

At September 30, 2001, total assets increased to $2,143,673 from $1,442,162 at December 31, 2000. The increase is due primarily to the higher levels of cash and accounts receivable as discussed above.

Total liabilities increased to $497,342 at September 30, 2001 from $361,025 at December 31, 2000. The increase is primarily related to the increase in taxes payable resulting from the profitability during the nine months ended September 30, 2001.

Net cash provided by operating activities was $298,865 for the nine months ended September 30, 2001. This compares to cash provided from operations of $76,790 for the same period in the prior year. The improvement results primarily from the higher net income that was earned in the current year.

During the second quarter of 2001 50,000 employee stock options were exercised for proceeds of $37,500. During the third quarter of 2001 7,500 employee stock options were exercised for proceeds of $5,625. In the prior year no employee stock options were exercised.

The Company has a credit facility with The Toronto Dominion Bank. The credit facility has two portions, a CDN $161,000 credit facility at bank prime plus ¼ % and a U.S. $50,000 credit facility at the bank’s U.S. prime rate plus ¼ %. Both credit facilities are secured by cash deposits in money market funds and the Company had not drawn on the facilities at September 30, 2001.

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

RISKS AND UNCERTAINTIES

During Q3 2001, dot com consummated a new license and support arrangement with TCC. The parties have agreed to a ten (10) year licensing commitment, replacing the original license agreement that was scheduled to expire at the end of 2002. As part of the new licensing commitment, the parties have agreed to reduce the royalty payable and the way in which the royalty is calculated to be more consistent with current industry standards. The license agreement includes TCC’s license of dot com’s Internet Casino technologies, in addition to the purchase of other products and services. As a result of the new royalty arrangement, in the short-term, it is possible that there could be a decrease in royalty revenue generated by this customer. However, as this customer successfully launches its Internet Casino and uses dot com’s products and services to build its on-line business, we anticipate that revenues will grow over the new ten-year licensing period.

The Company has identified that there is uncertainty in North America relating to the lawfulness of Internet gaming. As such, notwithstanding the fact that its licensees operate from countries where such business is lawful if licensed, governments elsewhere, including the federal, state or any local governments in the United States may take the position that the Company’s software and support systems are being played and or used unlawfully in their jurisdiction. Accordingly, the Company may face criminal prosecution in any number of jurisdictions for aiding and abetting others, such as its licensees, in operating an illegal gaming operation. The Company has devoted only limited resources to investigating the legal climate in which it operates. Many of the issues facing the Company are the same as those facing all other e-commerce and other Internet software providers and traditional software providers, as current laws are not clear as to who, if anyone, has jurisdiction over Internet-based commerce. A number of bills have been introduced in the United States House of Representatives to expressly ban Internet gaming. One of these bills was defeated in 2000 and has not been introduced in 2001. Although the Company intends to do business worldwide, any enforceable ban on Internet gaming in the United States would have a material adverse effect on the Company’s business and both its short-term and long-term liquidity and its results of operations. Subsequent to the tragic events of September 11, 2001, the United States House of Representatives has introduced sweeping anti-terrorist legislation, which in its early stages also included provisions regarding money laundering and internet gaming. Although the provisions relating to Internet gaming were removed from the legislation, should the legislation be re-introduced and pass, it will have a significant negative impact on the ability of the Company to generate revenues.

IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its business.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits. None. (b) Reports on Form 8-K.

     On August 6, 2001, dot com filed a Report on Form 8-K regarding a change in dot com's auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOT COM ENTERTAINMENT GROUP, INC.
(Registrant)

October 25, 2001	By: /s/ SCOTT WHITE Scott White President and Chief Executive Officer

October 25, 2001	By: /s/ ANDRE KERN Andre Kern Chief Financial Officer