Form 10KSB
period 2001-12-31
DOT COM ENTERTAINMENT GROUP INC
filed 2002-04-01
CIK 1079279

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Yes    X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2001 were $3,802,815.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of March 8, 2002, computed by reference to the close price as at March 8, 2002 of $0.95 of the registrant's Common Stock as quoted on the OTC Bulletin Board service on such dates, was approximately $6,411,075.

As at March 15, 2002, there were 10,787,500 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes        No    X

PART 1

This annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report and in the documents incorporated by reference into this annual report that is not a statement of an historical fact constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate" and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause dot com's future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. We have no obligation or intent to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed below under "OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS", "BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" and elsewhere in this annual report generally. You should be aware that the matters described under "GOVERNMENT LICENSING AND REGULATION" and "OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS" in this annual report, could have a material adverse effect on our business, financial condition and results of operation.

ITEM 1.   DESCRIPTION OF BUSINESS

A.    CORPORATE HISTORY

dot com Entertainment Group, Inc. (the "Company" or "dot com"), formerly operating under the name of Affiliated Adjusters, Inc. (hereinafter "Affiliated") was incorporated on December 11, 1981 in the State of Florida. On January 27, 1999, Affiliated acquired 100% of the shares of the Precyse Corporation of Toronto, Canada (hereinafter "Precyse"). Prior to its acquisition of Precyse, Affiliated conducted no business and had only nominal assets and liabilities. On February 2, 1999, Affiliated changed its name to dot com Entertainment Group, Inc.

dot com is an Internet software development company specializing in the creation and support of Internet entertainment products and related services. The intent of the Company is to identify and commercialize leading edge Internet entertainment technologies and license these technologies to licensees throughout the world.

B.    BUSINESS OF ISSUER

ORGANIZATIONAL STRUCTURE

                                                 DOT COM ENTERTAINMENT CORPORATE ORGANIZATIONAL CHART
                                                                                       dot com Entertainment Group, Inc.
                                                                                                         (U.S.A.)
                                                                                       /                                            \
                                                           dot com Antigua Ltd.                               Precyse Corporation
                                                                   (Antigua)                                           /                             \ (Ontario, Canada)
                                                                                                 Parlay Entertainment Limited      dot com Management Ltd.
                                                                                                               (Barbados, W.I.)                    (Ontario, Canada)

OVERVIEW

The Company is in the business of developing, upgrading and supporting Internet based games, including bingo and casino software, and developing and providing e-digital services including the production and maintenance of websites for business to business enterprises that are engaged in the Internet-based gaming business.

The Company generally licenses the use of its software on a non-exclusive basis to licensees for the payment of an initial up-front implementation fee and a percentage of the revenues generated by such licensees. Additional revenue streams include fees for support and maintenance, software upgrades and enhancements, e-digital services (website design and integration, custom products, corporate branding), marketing services, customer support services and general management consulting services.

The Company's strategic focus is to increase the number of Internet gaming licensees who use its software technology, while also increasing the number of Internet games and services available to each licensee. The Company's expenses are based in part on the Company's product development and marketing budgets. Many of the costs incurred by the Company to develop sell and license its products are expensed as such costs are incurred, which often is before a product is released or licensed. In addition, a significant portion of the Company's expenses are wages to employees and therefore not variable. As the Company increases its production and licensing activities, current expenses will increase and, if revenues do not improve proportionally, net income is likely to be disproportionately affected.

The Company's software technologies and upcoming releases are based on a combination of games derived from traditional bingo, slot, card, table and lottery style games, original game concepts created by the Company, and intellectual property or other rights which may be licensed from third parties. In releasing games and gaming items based on licensed intellectual property rights, the company intends to capitalize on the name recognition, marketing efforts and/or goodwill associated with the underlying property.

Throughout 2001, the Company's gaming software was licensed through its wholly owned Antigua-based licensing subsidiary, dot com Antigua Ltd. ("Antiguaco"). Antiguaco has a cost sharing arrangement with dot com and together the companies provide licensees with fully-installed gaming systems, which are delivered pursuant to the terms of each license agreement.

In addition to the license of technology to the on-line gaming sector, dot com is actively pursuing strategic relationships with other companies, including land-based operators, gaming software providers, not for profit organizations and others who can add value to the Company's operations.

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

* Software that provides real-time Internet play

* Assistance in the connection of licensee's electronic commerce facility to dot com's management reporting systems

* Analysis of player retention and other player data, including win/loss, game preferences and player activities in general

* Administration and 7/24 technical support services

* E-digital services including, customization of websites, development of management and marketing systems and processes, corporate branding

* Customization and systems integration

* Market consulting

DOT COM BINGO

dot com's initial Internet Bingo technology was created to capitalize on the growing demand for Internet-based online Bingo by providing internet bingo players a pleasurable, interactive, electronic version of the classic Bingo Hall-style game.

The Company's Internet Bingo technology provides a full multi-media interface including chat and dynamic graphics. The Company's Windows-based game requires a download or installation on a computer, allowing for play on a Windows operating system. dot com's Internet Bingo technologies now employ multiple platform technologies, including Java and Flash. Each version is fully integrated, maintaining a consistent look and feel across each platform and providing Internet Bingo players with the flexibility to choose the platform that best suits their computer, bandwidth or desktop situation.

The Company's technology provides customized Bingo allowing for the use of a variety of Bingo announcers, callers, patterns, backgrounds and graphics, all supplied pursuant to the terms of the license agreement. Special customization is available upon request to align with a licensee's overall brand strategy. dot com also provides Bingo-related products to assist in the building of online Bingo communities.

DOT COM CASINO GAMES

dot com's Casino games include products that are available in Java and Flash platforms. The Company's Java games utilize the Java programming language to provide easily accessible online games for use by the Company's licensees. The cross-platform nature of Java makes it possible to play these games on all major operating systems, online, with virtually no downloading required. The games are simplified to optimize loading times. dot com currently has a variety of Java Casino Games including Videopoker, Blackjack, Slots, Caribbean Poker, Craps and Roulette, with additional Java games projected to be released in the future.

The Company's Flash games utilize the Flash programming language, which also provides easily accessible online games for use by the Company's licensees. The cross-platform nature of Flash also makes it possible to play these games on all major operating systems, online, with virtually no downloading required. The games are simplified to optimize loading times.

DOT COM LICENSEES

Antiguaco licenses dot com's integrated technology systems to a growing list of licensees. dot com and its affiliates earn an installation and implementation fee for providing an installed, integrated business operation. dot com receives a continuing percentage of the licensee's revenues (the "Royalty"), which will vary depending on the terms of the license agreement. dot com also derives revenue from its provision of technical support, software upgrades and enhancements, e-digital and related services. In jurisdictions where an Internet gaming license is required, the licensee must obtain such a license from the jurisdiction where domiciled.

Licensees generally establish their marketing efforts from within their target market. The initial term of the licensing agreement varies from one to ten years, renewable on terms to be agreed to by the parties. After the Company's initial installation of the software, dot com will provide technical support to the licensee, on terms set out in a support and maintenance agreement. Licensees are not obligated to enter into a support and maintenance agreement, with each arrangement dependent on the licensee's requirements.

As at December 31, 2001, the Company had 17 licensees, providing for the deployment of 15 Internet Bingo Halls and 10 Internet Casinos. For fiscal 2001, the revenues derived from one customer represented 66% (98% - 2000) of the Company's total revenues and 77% (94% - 2000) of trade accounts receivable at year-end. The loss of this customer may have a material adverse effect on the Company.

It is anticipated that the majority of dot com's future revenue and earnings growth will come from royalty income, installation and implementation fees, support and maintenance fees, and fees associated with providing additional e-digital services to licensees.

The Royalty is calculated based on a percentage interest in licensee revenue, and will vary depending on the technology licensed, the caliber of the licensee, the licensee's projected growth and the scope of the technology and support services purchased from the Company.

The Company's primary cost associated with generating continuing installation income is employee wages connected with the continued software development, e-digital enhancement, software maintenance, client development, sales and marketing costs.

DOT COM ANTIGUA LTD.

Antiguaco is based in St. John's, Antigua. Antiguaco is the Company's licensing subsidiary and has no full or part-time employees. Services provided to licensees are provided by dot com, in accordance with a cost sharing agreement among dot com, Precyse and Antiguaco. As the Company increases the number of its licensees, the Company will be able to spread gaming development and operating costs among multiple licensees.

GROWTH STRATEGY

The development of telecommunications, the emergence of new technology and the international nature of the Internet have created opportunities to develop new, efficient and secure ways to deliver entertainment to customers. dot com intends to capitalize on its experience in the on-line Bingo sector and its expertise in the analysis of player data and information to become a world leader in the development of online Bingo software and more recently online Casino gaming systems and related e-digital and management consulting services.

dot com's key strategic objectives are:

(i) to establish itself as a leading developer of Internet Bingo technologies;

(ii)  to establish a leading position as a developer of Internet Casino technologies;

(iii)  to become a leader in the provision of e-digital services to the Internet gaming industry in general;

(iv)  to expand the availability of its products and services geographically to other attractive markets through relationships with quality third parties;

(v)  to provide its products and services to land-based gaming and entertainment operators; and,

(vi) to selectively pursue opportunities in other market segments using its Internet and marketing technologies.

dot com intends to implement its business strategy by:

(i) maintaining and enhancing its technological position; (ii) seeking key strategic alliances and, (iii) developing dot com into a global brand name.

The following summarizes dot com's strategic focus and operating strategy:

dot com has focused its growth strategy on the development of its Bingo technology, which creates web-based "communities" or meeting rooms for licensee players. Because Bingo is often regarded to be a more socially acceptable form of wagering, licensees build core groups of repeat players who become loyal to their site because of dot com's Bingo, chat, and various value-added programs.

dot com assists licensees by customizing its software to run additional programs, which are developed by dot com into Internet technologies. These customized programs are then sold to the licensee under dot com's support and maintenance agreement with the licensee. These programs include "bonus" or "comp" strategies where players benefit from increased play or player referral programs. These enhancements to the system require changes to the base technology which is delivered by dot com and provides dot com with additional revenue. As the licensee continues to contract dot com in offering fresh content to its players and player activity grows, the result is increased royalty, e-digital, support and maintenance revenue for dot com.

While the licensee realizes additional Bingo player activity in the community, other dot com games, which are consistent with the low-denomination nature of Bingo, are made available to the licensee. This enables the licensee to leverage its Bingo player-base, using the technology and integrity of the licensee's business. dot com provides its existing and will provide its future licensees with Flash and Java games in order to assist them in increasing efficiencies and market share.

dot com intends to make use of its experience in on-line Bingo to, through the licensing of its software, maintain a significant share of the Internet Bingo market. The Company believes it is well positioned to achieve this goal since it possesses the competitive advantage of being one of the first companies to focus on the development and license of Internet Bingo systems.

The Company has achieved a technological lead in Internet Bingo through the successful deployment of its proprietary Bingo software. dot com has also developed a full suite of Internet Casino products and services, which are now being licensed to Internet Casino operators, either with Bingo or as a stand-alone product. The Company intends to attract licensees from other Internet software companies by providing state-of-the-art Internet Casino technologies that are strategically priced. Because the Company has developed its Bingo and Casino technologies using one platform, the licensing of these distinctively different products can be achieved more easily. dot com will continue to maintain a strong commitment to research and development activities to enhance its products and software and to develop new applications for potential markets.

SALES AND MARKETING STRATEGY

dot com's sales and marketing initiatives are developed in its Oakville, Ontario office. The Company has embraced the importance of marketing and maintaining a customer-driven organization and continues to recruit additional marketing professionals to assist in achieving its sales goals. The Company is also pursuing strategic relationships with other companies who can help the Company penetrate new markets.

The Company may assist its licensees to secure effective advertising on widely used search engines and on web-sites and land-based complementary businesses that offer a strategic advantage in reaching the target audience. This may include the use of traditional media, including consumer magazines, industry specific programs and commercial advertising and may be used with the assistance of specialists in marketing and promotion.

dot com may develop associations with other software providers to enhance the license of the technologies offered by dot com. The Company is also exploring relationships with other third parties who can make use of the Company's Internet technologies in a free-play environment, which will build additional corporate branding.

dot com may continue to develop relationships with web-sites in different countries where the future use of free-play Bingo and related games will generate goodwill for the Company and demand for its technology by viewers.

COMPETITIVE ENVIRONMENT

dot com experiences competition from the following five market segments:

1)    Traditional gaming and Bingo companies
2)    Internet gaming companies
3)    Electronic gaming companies
4)    Web service providers
5)    Other entertainment/media companies

There are a growing list of software companies engaged in the licensing of Internet gaming software including Access Gaming Systems, Bet and Chat, Global Entertainment, iCrystal Inc., iGlobeMedia, Innoco, Max Skyweb, Microgaming, OddsOn Inc., Q-Seven Systems, Radiate Software, Random Logic, Realtime Gaming, Starnet Systems, World Net Gaming, Chartwell Technology, Inc., First Multimedia Group, GamblingSoftware.com, Cryptologic, Inc., Boss Media AB, Net Entertainment, Unified Gaming and other private and public companies. Notwithstanding the above, there are relatively few companies who have focused on the on-line Internet Bingo market.

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

dot com expects the number of companies offering products and services directed at supporting Internet Bingo and Casino technologies to increase. As such the Company expects to compete directly with these companies, as well as other established companies that may enter the Internet gaming industry. Many of dot com's current and potential competitors have far greater resources than the Company.

RESEARCH AND PRODUCT DEVELOPMENT

In 2001, the Company spent significant resources enhancing its current software technologies. In 2002, the primary focus for dot com will be the continued enhancement and improvement of its technologies and the development of new systems architectures, which will enable dot com to embrace new developing technologies for Internet gaming.

As the traditional Casino and Bingo gaming markets converge with similar interactive online gaming markets, new games or versions of old games that redefine the online gaming market will emerge. dot com intends to continue in the development of new inventories of different types, styles and themes of games.

Different revenue models may also be explored, as the Company intends to consider developing games for much larger land-based operators as well as the charitable and not-for-profit sectors.

Fiscal 2001 expenses related to research and software development amounted to approximately $340,000 ($298,000 - 2000), which comprised approximately 10.5% (16.5% in 2000) of total revenues.

For the fiscal year 2002, the Company plans to spend approximately $655,000 on development of new software products and services. The Company plans to fund these activities from available cash flow of the operations of the Company's business.

NUMBER OF EMPLOYEES

At December 31, 2001, the Company had 40 employees, compared with 17 employees at December 31, 2000. Subsequent to December 31, 2001, dot com hired an additional two employees and the Company is still in the process of hiring additional full-time technical, marketing, administrative and operational support staff to fill positions required by the Company's anticipated growth. The Company's five key officers provide services under consulting contracts which expire through 2002 and have an unlimited automatic renewal option for one to two year terms unless terminated by the Company or the officer.

PATENTS; TRADEMARKS

On March 9, 2001, the Company filed a Canadian patent application with the Canadian Intellectual Property Office to protect the uniqueness of its Internet gaming technologies. The application has been assessed application number 2,340,152. On March 12, 2001, the Company also filed a patent application with the United States Patent and Trademark Office. The application has been assessed serial number 09/802,876.

Through its subsidiary Precyse, the Company filed an application in Canada to register its trademark CYBERBINGO. The trademark was registered on October 10, 2000 as registration number TMA534205.

The wares set out in the application are as follows:

Computer software for use in playing bingo on a computer for use only as authorized pursuant to the Criminal Code.

On May 5, 2000, the Company, through Precyse, also applied to register the CYBERBINGO trademark in United States. The wares set out in the application are as follows:

Computer software for use in playing bingo on a computer.

On February 13, 2002, the trademark application was published for opposition as serial number 76042330.

Through its subsidiary Precyse, dot com applied to register its trademark "WHERE THE WORLD PLAYS BINGO". This application has been filed in Canada (Application No. 1,053,984 with a filing date of April 6, 2000) and in the United States (Application No. 76/030,943 with a filing date of April 19, 2000). The wares set out in the application are as follows:

Downloadable computer software for use in playing the game of bingo on a computer.

On November 1, 2001, the Company filed a Statement of Use with the United States Patent and Trademark Office and is waiting for a response to that filing.

On December 13, 2001, in response to an office action, the Company filed a revised application with the Canadian Intellectual Property Office disclaiming the right to exclusively use the words Plays and Bingo. The office action did not raise any other issue and the Company has requested that the application now be approved for advertisement for opposition.

dot com has applied to register its trademark "e" for dot com Entertainment Group, Inc. The application has been filed in Canada (Application No. 1,076,014 with a filing date of September 21, 2000) and in the United States (Application No. 76/140,545 with a filing date of October 4, 2000). The wares that are set out in the application are as follows:

Computer software for allowing a user to play interactive games over the internet, computer software allowing an operator to host and manage interactive games over the internet; computer software for use in managing and administering on-line transactions.

In March of 2002, the Canadian application was approved by the Canadian Trade Marks office. The United States application is currently pending. On June 22, 2001, the Company filed an amendment to this application and is awaiting a response to that filing.

The Company applies for and maintains its patents and trademarks to protect the proprietary nature of its products, to protect its corporate branding marks and to protect certain names and phrases that are unique to the Company. By protecting its products, marks, names and phrases, the Company plans to maintain a competitive edge and to differentiate itself in its market.

GOVERNMENT REGULATION

Regulatory Environment

To the best of the Company's knowledge, all licensees operate their interactive Casinos and Bingo Halls from jurisdictions where Internet gaming is regulated or tolerated. All licensees provide a representation to the effect that "the Licensee will assume responsibility for determining the legality of using the Software, including, without limitation, accepting wagers in whichever jurisdictions they choose to market to and receive wagers from" in their license agreements with dot com.

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

Some licensees may not directly accept wagers from residents of some countries and may implement procedures that prevent customers from entering the game or collecting on winnings from wagers from the residents of such countries. While such procedures, as with most precautions, may susceptible to circumvention, the Company requires that licensees operate their businesses in accordance with the laws of the jurisdiction in which they are located. It is in the licensee's discretion to determine from which jurisdictions its players will play from, and not the Company's or Antiguaco's.

Historically, gaming activities have been subject to extensive statutory and regulatory control by government authorities, and have been very dependent and likely significantly affected by any changes in the political climate and economic and regulatory policies of the countries where gaming facilities are located. These changes may impact the operations of the Company in a materially adverse way. Various laws and regulations could have a direct and material effect on the business, and indirectly could have a material effect on the demand for the software of dot com.

Most countries and jurisdictions within countries have laws or regulations restricting gaming activities. For example, in the United States, the Federal Interstate Wire Act contains provisions which make it a crime for anyone in the business of gaming to use an interstate or international wire communication line to make wagers or to transmit information assisting in the placing of wagers, except, with respect to transmitting information, if the wagering is legal in the jurisdictions from which and into which the transmission is made. Other United States laws impacting gaming activities include The Interstate Horse Racing Act, the Interstate Wagering Paraphernalia Act, the Travel Act and the Organized Crime Control Act.

The Company believes that its activities and the activities of its subsidiaries do not violate or are not subject to such laws and regulations. However, because there is very little clear statutory and case law authority, this conclusion is not free from doubt. The Company faces the risk of either civil or criminal proceedings brought by governmental or private litigants who disagree with the Company's interpretation of laws and regulations. Because there is little guiding authority, there is a risk that the Company could lose such lawsuits or actions and be subject to significant damages or civil or criminal penalties and fines. Such proceedings could also involve substantial litigation expense, diversion of the attention of key executives, injunctions or other prohibitions being invoked against the Company, its licensees and its subsidiaries. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

Several countries, most notably law enforcement agencies in the United States, believe that the laws of their country restrict, and in some instances prohibit, interactive gaming operators from doing business with residents of their countries and, in some instances, prohibit or restrict residents of their respective countries from doing business with interactive gaming operators located in a foreign country. The U.S. Department of Justice has taken the position that the federal criminal laws of the United States do, in fact, address interactive gaming operators that accept wagers from residents of the United States. They have taken this position on previously pending legislation and they have also pursued various criminal prosecutions.

For example, of several indictments issued at the request of the United States Attorney for the Southern District of New York, one case that went to trial involved Jay Cohen, an owner of World Sports Exchange, a licensed gaming operator in Antigua. On February 28, 2000, the jury in the Federal District Court case found Jay Cohen guilty of violating United States federal law (18 U.S.C. Section 1084), a federal statute that purports to make it illegal for a betting or wagering business to use a wire communication facility to transmit bets or wagers in interstate or foreign commerce. Several of the counts for which Mr. Cohen was found guilty solely involved his Internet operations. The decision is on appeal.

There has been an effort in the United States to prohibit certain types of interactive gaming. Senator Jon Kyl of the United States Senate introduced a revised proposal intended to prohibit and criminalize Internet gambling. This Bill passed the Senate on November 11, 1999 but did not become law in 1999, 2000 or 2001. There can be no assurance whether any such bill will become law but it is anticipated that it will be re-introduced again in 2002. This Bill, S. 692, contains exceptions that exempt certain types of wagering by gambling businesses. On October 21, 1999, Representative Goodlatte introduced a bill in the House of Representatives (H.R. 3125) with similar language to the Kyl bill. H.R. 3125 was voted on by the House of Representatives on July 17, 2000 under suspension of the rules, which limited debate and required a two-thirds vote for passage. The vote failed to achieve the necessary two-thirds vote required for passage. However, it was supported by over sixty percent (60%) of those voting. Supporters of the bill continue to try to bring the bill up for a vote where only a simple majority would be required. It is impossible to predict the outcome of the legislation. If passed in its current form, this federal legislation would prohibit wagering over the Internet by gambling businesses, with exceptions for certain forms of gaming.

The Company believes that if such laws were found to be applicable to its business, the business of its affiliates or the activities of its licensees, such laws would have a material adverse effect on the Company's business, revenues, operating results and financial condition. If it was determined that such law was applicable to the activities of licensees and affiliates of the Company, the licensees may have to change the types of wagering provided to residents of the United States. This would impact their current operations and there may be a delay in offering acceptable wagering products to such customers. There would be no assurance that the wagering products offered to such customers would be as profitable to the licensees or to affiliates of the Company as the wagering products currently offered to such customers by the licensees.

H.R. 4419, a bill introduced in May 2000 in the House of Representatives, is titled the Internet Gambling Funding Prohibition Act. In the form introduced, this bill would prohibit any gambling business from accepting any financial instrument (defined as any check, wire, credit card charge or any other transaction facilitated by a financial institution) for the purpose of Internet gaming. At a Banking Committee hearing on June 28, 2000, the bill passed out of Committee with amendments that largely removed the international reach of the bill and also added exceptions to the prohibitions for pari-mutuel and lottery. It was referred to the House Judiciary Committee for consideration. In its normal course, the Committee would consider the bill and, if passed, it would go to the House floor for a vote, and, if passed on the floor, it would be sent to the Senate for consideration. If passed in its current form, the legislation could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

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

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

You should be aware that the factors described above, under "Government Regulation" and elsewhere in this annual report generally, could have a material adverse effect on the Company's business, financial condition and results of operation.

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

THE COMPANY FACES SIGNIFICANT INCREASED COMPETITION.

The Internet entertainment industry involves rapid technological change and is characterized by intense and substantial competition. Many of the companies, both domestic and foreign, with which the Company competes are well established, substantially larger and have substantially greater resources. As new competitors emerge, the Company will have to compete with other companies that may have greater market recognition, greater resources and/or broader distribution capabilities. Increased competition by existing and future competitors could materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY HAS A LIMITED OPERATING HISTORY, THEREFORE THERE IS A DEGREE OF UNCERTAINTY WHETHER ITS BUSINESS PLANS WILL BE SUCCESSFUL.

Although dot com has reached profitability, it has only a limited history of operations. To the extent that the Company implements its business plan, its business will be subject to all of the problems, expenses, delays and risks inherent in a young business enterprise, including, without limitation, limited capital, delays in program development, possible cost overruns, uncertain market acceptance and a limited operating history.

THE GAMING INDUSTRY IS A VOLATILE INDUSTRY.

The gaming industry is a volatile industry, which is sensitive to economic conditions. When economic conditions are prosperous, gaming industry revenues increase; conversely, when economic conditions are unfavourable, gaming industry revenues decline. Any significant decline in general corporate conditions or the economy that affect consumer spending could have a material adverse affect on the Company's business, financial condition and results of operations.

THE COMPANY DEPENDS ON KEY PERSONNEL.

The loss of key personnel could have a material adverse effect on the business of the Company, including its financial condition and results of operations. Although the Company maintains key person life insurance on some of its key employees, it may not be able to secure or maintain key person life insurance on all of its key personnel. In addition, the Company's future operating results depend in part upon its ability to attract and retain other qualified key personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting these personnel. The failure to attract or retain such persons could materially adversely affect dot com's business, financial condition and results of operations.

DOT COM'S SOFTWARE AND/OR COMPUTER NETWORK INFRASTRUCTURE MAY FAIL.

The performance of the Company's software is critical to its reputation and to achieving market acceptance. Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of its services will reduce the attractiveness of the Company's services to its clients. An increase in the volume of usage of online services could also strain the capacity of the software or the hardware employed, which could lead to system failures, thereby adversely affecting the Company's revenues. The occurrence of technical failure, whether caused by dot com's software or not, could result in interruptions, delays or cessation in service to users, which will have a material adverse affect on the Company's business, financial condition and results of operations.

A large portion of dot com's computer network infrastructure is located at a leased facility in Oakville, Ontario. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, Internet breakdowns, break-ins, and similar events. While dot com does have redundant facilities through a secondary system employed by its telecommunication provider, in the event of an emergency, these systems could also fail. Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors that could cause system failures when introduced.

dot com's licensees are also dependent upon search engines, web browsers, Internet service providers and other online service providers to provide Internet users access to its web site. Players may experience difficulties accessing or using licensee web sites due to system failures or delays unrelated to the Company's systems. It is unlikely that any of dot com's licensees carry business interruption insurance to compensate them or dot com for lost royalties in the event of these types of losses.

DOT COM'S FUTURE GROWTH DEPENDS ON CONTINUED GROWTH IN THE USE OF THE INTERNET.

The Company's future success is substantially dependent upon continued growth in the use of the Internet and, as it relates to the Company's business, in the acceptance and volume of commercial transactions on the Internet. There can be no assurance that the number of Internet users will continue to grow or that commerce over the Internet will become more widespread. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, lack of access and ease of use, congestion of traffic, inconsistent quality of service and lack of availability of cost-effective, high-speed service, potentially inadequate development of the necessary infrastructure, excessive governmental regulation, uncertainty regarding intellectual property ownership or timely development and commercialization of performance improvements, including high speed modems. dot com's success also depends upon, among other things, the continued development and maintenance of a viable Internet infrastructure to support the continued growth in the use of the Internet. The maintenance and improvement of this infrastructure will require timely development of products, such as high-speed modems and communications equipment, to continue to provide reliable Internet access and improved content. The current Internet infrastructure may not be able to support an increased number of users or the increased bandwidth requirements of users and, as such, the performance or reliability of the Internet may be adversely affected. Furthermore, the Internet has experienced certain outages and delays as a result of damage to portions of its infrastructure. Similar outages and delays in the future could adversely affect the level of traffic on licensee web sites. The effectiveness of the Internet may decline due to delays in the development or adoption of new standards and next-generation Internet protocols designed to support increased levels of activity. There can be no assurance that the infrastructure or products or services necessary to ensure the continued expansion of the Internet will be developed, or that the Internet will become a viable commercial medium. If the necessary infrastructure, standards, protocols, products, services or facilities are not developed, or if the Internet does not become a viable commercial medium, the Company's results of operations and financial condition could be materially and adversely affected. Even if such infrastructure, standards or protocols or complementary products, services or facilities are developed, there can be no assurance that dot com will not be required to incur substantial expenditures in order to adapt its services to changing or emerging technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, it is anticipated that additional domain levels may be created (such as ".zip"). To the extent additional domain levels are added, their existence may greatly increase the level of competition for the Company's licensees.

THE MARKET FOR INTERNET SERVICES IS IN A STATE OF RAPID TECHNOLOGICAL CHANGE AND THE COMPANY MAY NOT BE ABLE TO KEEP UP.

The market for Internet services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require the Company to effectively use leading technologies, continue to develop its technological expertise, enhance its current services and continue to improve the performance, features and reliability of its software. Changes in network infrastructure, transmission and content delivery methods and underlying software platforms and the emergence of new broadband technologies, such as DSL and cable modems, could dramatically change the structure and competitive dynamic of the market. In particular, technological developments or strategic partnerships that accelerate the adoption of broadband access technologies may require the Company to expend resources to address these developments. There can be no assurance that dot com will be successful in responding quickly, cost effectively and sufficiently to these or other such developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures to modify or adapt the Company's web sites. A failure to respond rapidly to technological developments could have a material adverse effect on the Company's business, results of operations and financial condition.

DOT COM MUST CONTINUE TO IMPROVE AND EXPAND ITS SKILLS AND PERSONNEL, BUT MAY NOT BE ABLE TO DO SO.

In order to expand its business operations, the Company must continue to improve and expand the expertise of its personnel and must attract, train and manage qualified managers and employees to oversee and manage its contemplated expanded operations. There can be no assurance that dot com will be able to manage effectively the expansion of its operations or that its current personnel, systems, procedures and controls will be adequate to support operations. Any failure of management to manage effectively the Company's growth could have a material adverse effect on dot com's business, results of operations and financial condition. Although management intends to ensure that its internal controls remain adequate to meet the demands of further growth, there can be no assurance that its systems, controls or personnel will be sufficient to meet these demands. Inadequacies in these areas could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY HAS LIMITED INTELLECTUAL PROPERTY PROTECTION AND COMPETITORS MAY BE ABLE TO APPROPRIATE ITS TECHNOLOGY.

dot com regards its trade secrets and similar intellectual property as critical to its success. In that context, the Company will rely on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions. There is no guarantee that these efforts will be adequate; that the Company will be able to secure trademark registrations for all of its marks in the United States or other countries; or that third parties will not infringe upon or misappropriate its copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate jurisdiction of the Company's licensee web sites. Since trademark and copyright protections are not "self-enforcing", future litigation may be necessary to enforce and protect dot com's secrets, copyrights and other intellectual property rights. dot com may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Such litigation could result in substantial costs. An adverse outcome could require the Company to cease using such intellectual property. Further, licensees may appropriate or reverse engineer dot com's Internet technologies, and offer them for sale as a competitor. Any litigation regarding proprietary rights could be costly, unavailable or unenforceable and will divert management's attention, result in the loss of certain of the Company's proprietary rights and/or competitive advantage. As a violation of dot com's proprietary rights could prevent the Company from selling its services, it may have a material adverse effect on dot com's business, results of operations and financial condition.

DOT COM'S SYSTEM FACES ONLINE SECURITY RISKS.

dot com's networks and software technologies may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party that is able to circumvent security measures could misappropriate proprietary information and, perhaps at least as critically, cause interruptions in licensee operations or the operations of the Company. Other software and Internet companies have in the past experienced, or may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. dot com may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. There can be no assurance that any measures implemented will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to clients accessing the licensee web sites, which could have a material adverse effect on Company business, results of operations and financial condition.

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

The Company may not have the resources to secure adequate insurance to cover such potential claims of this type or such insurance if available may not be adequate to indemnify the Company for all liability that may be imposed. In addition, although dot com generally requires its content providers to indemnify the Company for such liability, such indemnification may be inadequate or unenforceable. Any imposition of liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification by a content provider could have a material adverse effect on the Company's business, results of operations and financial condition.

THE TRADING MARKET FOR DOT COM'S STOCK IS ILLIQUID.

The shares of dot com's common stock are quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board ("OTC Bulletin Board"). This quotation system generally supports companies that do not meet the listing requirements of the NASDAQ Market or the U.S. exchanges. As a result, investors may find it more difficult to dispose of or to obtain accurate quotations of the Company's common stock. In addition, quotations on the OTC Bulletin Board depend on the willingness of broker-dealers to make a market for the stock. There can be no assurance that dot com's common stock will continue to be quoted on the OTC Bulletin Board or that there will continue to be a market for such stock.

THE COMPANY MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS, AND IT LACKS PRODUCT LIABILITY INSURANCE.

dot com faces substantial risk of exposure to product liability claims in the event that the products it develops and licenses contain errors, "bugs" or defects. dot com does not currently have product liability insurance, and there can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all. Further, there can be no assurance that such insurance, if obtained, will be adequate to cover potential product liability claims, or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect the Company's business, financial condition and results of operations.

DOT COM MAY BE SUBJECT TO REGULATION OF INTERNET GAMING.

dot com and its Licensees are subject to applicable laws in the jurisdictions in which they are located. As companies and consumers involved in Internet gaming are located around the globe, including the end-users of dot com's systems, there is uncertainty regarding exactly which governments have jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on dot com's business, revenues, operating results and financial condition.

In addition, legislation designated to restrict or prohibit Internet gaming may be adopted in the future in the United States or other jurisdictions. Also, existing legislation around the world, including the United States and individual state statutes, could be construed to prohibit or restrict gaming through the use of the Internet and there is a risk governmental authorities may view dot com's systems or the Company as having violated such statutes. There is a risk that criminal and civil proceedings could be initiated in such jurisdictions against dot com's licensees or the Company, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against dot com's licensees or the Company. Such proceedings could have a material adverse effect on the Company's business, revenues, operating results and financial condition. In addition, as electronic commerce develops further, it may generally be the subject of government regulation. Also, current laws that pre-date or are incompatible with Internet electronic commerce may be enforced in a manner that restricts the electronic commerce market. Any such developments could have a material adverse effect on dot com's business, revenues, operating results and financial condition.

DOT COM'S LICENSEES MAY WITHHOLD PAYMENT OR BECOME INSOLVENT WITHOUT LEGAL RECOURSE.

dot com's licensees are constituted in jurisdictions where it may not be possible to collect royalty or other income or enforce its license agreements effectively. Because licensees do not provide a performance bond, it is possible that some of the Company's licensees will become insolvent or judgment-proof. The uncertainty surrounding the collection of Royalty payments or other amounts owed to the Company could have a material adverse effect on dot com's business, revenues, operating results and financial condition.

DOT COM IS AT RISK OF CURRENCY FLUCTUATIONS AND CONTROLS

The Company's costs are generally paid in U.S. and Canadian currencies while its revenues, generally paid to dot com in U.S. dollars, which was the case for 2001, may in the future be paid in non-U.S. or Canadian currencies. Therefore, Company's revenues and operating results may be affected by fluctuations in the exchange rates applicable to its licensees. Currency exchange rates are determined by market factors beyond the Company's control and may vary substantially during the course of a period. Further, the Company's ability to repatriate to Canada funds arising in connection with foreign licensees may be adversely affected by currency and exchange control regulations, money-laundering controls other controls imposed by the country in which the Company's software is exploited.

CREDIT CARD COMPANIES MAY LIMIT CREDIT CARD USE IN INTERNET GAMING

The licensee's revenues are generally collected through on-line credit card processing. Recently some credit card companies, such as Mastercard, have stopped processing transactions from on-line gambling customers. Such further action by credit card companies would have a material adverse effect on the Company's business, revenues, operating results and financial condition.

ITEM 2.   DESCRIPTION OF PROPERTY

At December 31, 2001, the Company maintained its executive office at 150 Randall Street, Suites 202 and 203 in Oakville, Ontario. These premises are shared with its wholly-owned subsidiary, Precyse, and are leased pursuant to a lease agreement valid until 2006. The lease contains a five (5) year renewal option. The lease obligation was approximately $48,000 for fiscal 2001, increasing to approximately $81,000 in 2002 through 2004 and then declining thereafter to $48,000 and $21,000 for 2005 and 2006 respectively. The Company does have plans to hire additional people during fiscal 2002 and beyond in conjunction with its anticipated growth. The Company is exploring the lease of executive offices in the Oakville, Ontario area.

The Company's United States offices are located at 300 Delaware Ave., Buffalo, NY 14203. The Company has use of this space through a lease arrangement, which lease is on a month-to-month basis. This is a shared office facility with the total lease obligation of approximately $3,600 per annum.

There are currently no proposed programs for the renovation, improvement or development of the properties currently leased by the Company.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings that management believes are of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. MARKET INFORMATION

The Company's common stock is reported by the NASD Over-The-Counter Bulletin Board under the symbol "DCEG" and on the Third Market Segment of the Frankfurt Stock Exchange under the symbol "DOZ".

The following table sets forth the range of high and low bid quotations for the Company's common stock for each of the periods indicated as reported by the NASD Over-The-Counter Bulletin Board. Bid quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2001	$1.22	$0.41
June 30, 2001	$2.09	$0.91
September 30, 2001	$2.85	$1.12
December 31, 2001	$1.65	$0.98

March 31, 2000	$4.00	$1.31
June 30, 2000	$2.25	$0.56
September 30, 2000	$1.97	$0.59
December 31, 2000	$1.50	$0.34

March 31, 1999(1)	$5.25	$3.75
June 30, 1999	$5.375	$3.75
September 30, 1999	$3.25	$1.00
December 31, 1999	$2.125	$0.50

(1)  This was not a full quarter as the Company's shares only began trading in February of 1999.

As at December 31, 2001, the Company has outstanding options to employees, officers, directors and consultants to purchase up to 3,665,000 shares, at exercise prices ranging from $0.75 to $3.00 per share.

During fiscal 2001, 57,500 stock options with exercise prices of $0.75 were exercised by employees of the Company for proceeds to the Company of $43,125. The shares delivered on exercise of the options were covered under a Registration Statement on Form S-8.

SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of the Company outstanding as of December 31, 2001 was 28.

DIVIDENDS

No dividends have been declared or paid on the Company's common stock and the Company has no plans to pay dividends for the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

dot com is an Internet software development Company, specializing in the creation and support of Internet entertainment products and related services.

The Company derives its revenues from several sources, including its assessment of installation fees and royalties from the use of its software. Additionally, dot com generates revenue by providing licensees with technical support, maintenance, software upgrades, e-digital (website design and integration, custom products, corporate branding) and systems consulting services.

dot com is not an Internet gaming company, in that it does not directly or indirectly accept wagers used to play games of chance on the Internet. Rather, it develops and licenses the use of its commercial software products and trademarks to independent third parties located in jurisdictions where Internet gaming is regulated or tolerated.

The Company operated without revenue until May 1998. Since that time, dot com has experienced continual revenue growth through the assessment of royalties and fees associated with the installation, support and maintenance of its software. All revenues are generated from foreign offshore companies located in jurisdictions where on-line gaming is regulated or tolerated such as Antigua, Curacao and Costa Rica. The total cash requirements for the Company for 2002 are estimated to be approximately $3.7 million. Funding for the cash requirements is anticipated to be earned from normal business operations. Of the $3.7 million of cash requirements, approximately $655,000 is expected to be spent towards the development of new software products. The Company is planning to hire up to nine additional employees during 2002.

The United States dollar is the principal currency of the Company and accordingly the financial statements of the Company are expressed in United States dollars. The Company derives all of its revenues in United States dollars. Some of the Company's expenses are incurred in Canadian dollars and these expenses are converted into United States dollars at the exchange rates on the transaction dates. The average exchange rate to translate Canadian dollars to United States dollars was $0.6570 in 2001 and $0.6733 in 2000.

The following tables set forth selected information from the statements of income for the years ended December 31, 2001 and 2000 and the balance sheets as at December 31, 2001 and 2000.

SELECTED STATEMENT OF OPERATIONS INFORMATION

	Year Ended
	December 31,
	2001	2000
Revenues	$3,802,815	$1,803,298
Operating expenses	2,619,226	1,591,050
Net income	710,153	133,716

SELECTED BALANCE SHEET INFORMATION

	At December 31,
	2001	2000
Current assets	$2,307,514	$1,135,744
Current liabilities	700,213	361,025
Stockholders' equity	1,834,415	1,081,137

RESULTS OF OPERATIONS

Revenues increased to $3,802,815 for the year ended December 31, 2001, compared to $1,803,298 for the year ended December 31, 2000. The growth in revenues resulted from increases in each of the Company's revenue generating activities. Royalty revenue increased to $2,687,134 in 2001, compared to $1,464,798 in 2000 reflecting the increased activity of the Company's licensees and the addition of new licensees during 2001. In 2001, the Company earned $713,566 in installation fees related to the delivery, installation and integration of its software at the licensees' place of operation, compared with $17,000 in 2000. Support, maintenance and e-digital revenue was $402,115 for the year ended December 31, 2001, compared to $321,500 during fiscal 2000. The improvement in the support, maintenance and e-digital revenue resulted from new licensees who engaged dot com's services for the customization and the creation of their web presence including their corporate branding. The Company recognizes royalty revenue as licensees earn revenues from providing Internet service to their customers. Support, maintenance and e-digital revenue is recognized when the service has been provided pursuant to terms in the license agreement or based on a quotation. Installation fees are recognized when the Company has delivered, installed and integrated its software at the licensee's place of operation and collection is assured.

During fiscal 2001 66% (98% - 2000) of the Company's revenue was provided by one customer. The loss of this customer or its bankruptcy could have a material adverse impact on the Company's revenues and profit. This customer also represents 77% of the trade accounts receivable at December 31, 2001 (94% - 2000). If the customer became insolvent and could not pay the balances owing to the Company, it would have a significant impact on the cash flows and profitability of the Company. During 2001, the Company signed a new license agreement with this customer. The new license agreement expires in 2011 and is automatically renewable for an additional five-year term, unless terminated in writing. The previous agreement would have expired in 2003 and had a 5-year renewable term. The new agreement provided the Company with a base royalty of $645,000 for the period through December 31, 2001. The new agreement also reduced the royalty rate for this customer by approximately 55%, compared with the prior agreement. Based on the new royalty rate, this client is anticipated to represent approximately 32% of 2002 royalty revenue.

The Company had 17 licensees at December 31, 2001, compared with 9 at December 31, 2000. These licensees operate or are scheduled to launch some 15 Internet bingo and 10 Internet casino systems.

Operating expenses increased to $2,619,226 for the year ended December 31, 2001, compared to $1,591,050 for the year ended December 31, 2000. The increased operating expenses reflect the costs associated with the increased revenue of the Company including improving and marketing the Company's software. Research, software development and support services expense increased to $965,064 in 2001, compared with $588,996 in 2000. The primary reason for the increase in development expenses came from the hiring of additional software developers to continue the improvement of the Company's product. General and administrative expenses increased to $960,500 in 2001, compared with $732,125 in 2000. The increase in general and administrative expenses results, in part, from the remuneration paid to the President and the CFO for a full year in 2001, compared to a partial year in 2000, and the hiring of additional support staff. In addition, the Company increased its employee headcount from 17 at the beginning of fiscal 2001 to 40 at the end of 2001 resulting in the need for additional office space and the expenditure of the associated costs of these additional employees. Also expensed as general and administrative costs were higher legal, accounting and professional fees associated with the growth of the Company which increased to $237,000 in 2001, compared to $93,000 in 2000. Sales and marketing expenses were $693,662 for fiscal 2001, compared to $269,929 for fiscal 2000. In 2001 the Company added staff to its e-digital and sales groups, and incurred expenses in promoting the Company and its products where, in 2000, there were less significant marketing initiatives undertaken. Depending on the availability of sufficient cash resources, the Company intends to spend approximately $900,000 in 2002 for sales and marketing initiatives.

The Company earned net income of $710,153 in 2001 compared to net income of $133,716 in 2000. The improvement in earnings in 2001 resulted primarily from the Company's increased revenues, which outpaced its increased expenses. In 2001, the Company had 10 licensees operating the Company's software for most of the year, whereas, in 2000 there were only two revenue-generating licensees, and one of them operated for only the second half of the year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001 the Company had cash and cash equivalents of $965,041 as compared with $655,409 at December 31, 2000.

At December 31, 2001 the Company had working capital of $1,607,301 as compared with $774,719 at December 31, 2000. The increase reflects the higher level of cash and cash equivalents and the increase in accounts receivable balances due to the heightened level of revenues of the Company. The increase in accounts receivable reflects the increase in revenues from the Company's licensees as well as a weakening in the aging of trade accounts receivable primarily attributable to the Company's largest customer.

At December 31, 2001, total assets increased to $2,534,628 from $1,442,162 at December 31, 2000. The increase is due primarily to the increased balance of trade accounts receivable, which was $1,306,931 at December 31, 2001 compared to $464,061 at December 31, 2000. In addition to the accounts receivable increase the increase in assets resulted from the improvement of the Company's cash position and the purchase of $81,735 of office furniture and equipment in 2001. The deferred tax asset was reduced to $122,000 in 2001 from $260,000 in 2000 resulting from the utilization of operating loss carryforwards during fiscal 2001. The $122,000 deferred tax asset balance at December 31, 2001 relates to timing differences with regards to the future deductibility of consulting expenses recorded upon the issuance of non-qualified stock options in 1999. Management anticipates realization of the deferred tax asset is reasonably assured if the underlying options are exercised before expiration.

Total liabilities increased to $700,213 at December 31, 2001 compared to $361,025 at December 31, 2000. This increase in liabilities is primarily due to a higher amount of income taxes payable resulting from the improved profitability of the Company during 2001. Also contributing to the increase was the deferred revenue balance of $214,701 at the end of fiscal year 2001 compared to $164,167 at the end of fiscal 2000. The balance represents up-front payments from new licensees for the installation of the Company's software. A significant portion of this deferred revenue will be recognized into income during 2002 when the installations are completed.

The Company generated cash and cash equivalents of $348,242 from operating activities in fiscal 2001 compared to $201,363 in 2000. The increase comes primarily from the improvement in profitability over the prior year, which is partially offset by the increases in working capital balances, excluding cash.

During fiscal 2001 the Company received $43,125 from the exercise of 57,500 stock options with an exercise price of $0.75.

The Company intends to continue its growth in 2002 and beyond. Management believes that the Company will have sufficient resources to support this growth through continued revenue improvements, the collection of its trade accounts receivable in the ordinary course of business and by continuing to monitor its expenses with consideration of its cash resources. As noted under "Other Factors that May Affect Future Results", there can be no assurance that management's plans can be met.

There are presently no material commitments for capital expenditures. Due to the nature of its business, the Company does not require significant outlays for capital expenditures and, as a result, is not planning for any material capital expenditures for the foreseeable future.

IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its business.

ITEM 7.  FINANCIAL STATEMENTS

(a)     Financial Statements (included below):

          Independent Auditors report

          Consolidated Balance Sheets - December 31, 2001 and 2000

          Consolidated Statements of Income - December 31, 2001 and 2000

          Consolidated Statement of Changes in Stockholders' Equity - Years ended

          December 31, 2001 and 2000

          Consolidated Statements of Cash Flows - December 31, 2001 and 2000

          Notes to Consolidated Financial Statements - December 31, 2001

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the third quarter of fiscal 2001 the Company filed a Form 8-K regarding a change in the Company's certifying accountant. On August 2, 2001, the Company was notified that the firm of Freed Maxick Sachs & Murphy, PC, which had previously merged with McGladrey & Pullen, LLP on November 1, 2000, elected to demerge from McGladrey & Pullen, LLP effective August 1, 2001 and that McGladrey & Pullen, LLP would no longer be the auditor for the Registrant. This demerged firm, which is newly named Freed Maxick & Battaglia, CPAs, PC, was appointed as the Registrant's new auditor by the Board of Directors. There were no disagreements between the Company and McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company are as follows:

Name	Age	Position	Period Served as Director
Ken Lusk	53	Director and Chairman	02/1999 to present
Scott White	39	Director, President & CEO	02/1999 to present
George White	68	Director	02/1999 to present
Perry Malone	39	Director and Chief Technology Officer	02/1999 to present
Ted Colivas	41	VP Operations
Andre Kern	39	Chief Financial Officer
Glenn Scott	34	Director of Business Development
Howard Rubinoff	43	Secretary and General Counsel
John Reilly	41	Director	02/1999 to present
Frank Ricciuti	59	Vice-Chairman, VP Investor Relations and Director	07/2000 to present

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

Perry Malone graduated from Ryerson University in Toronto with a bachelor degree in Engineering in 1985. He has acquired extensive experience as a computer systems architect and engineer, providing consulting services to some of Canada's leading corporations. From February 1988 to January 1999, through his wholly owned consulting company Pericom Systems Corporation, Mr. Malone provided IT consulting services as a Senior Systems Analyst to Canadian Pacific Limited, Bell Canada, IBM Canada and Toronto Dominion Securities. Mr. Malone has served as the Company's Chief Technology Officer since February 1999, in which position he is still incumbent.

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

John F. Reilly has, since 2000, served as the Vice President of Global Equities for RBC Dominion Securities at its Toronto, Ontario office. Prior to that from 1998-2000, he served at the Managing Director for State Street Brokerage Services (Canada) Inc. State Street is one of the world's largest financial institutions specializing in custody, trust, investment management and brokerage. Prior to joining State Street, in 1992 Mr. Reilly became the CEO of Versus Brokerage Services, President of Versus Brokerage Services (US), and Managing Director CEO of Versus Technologies. He was primarily responsible for bringing E*Trade, the Internet securities dealer, to Canada and launching it under Versus Brokerage Services. Prior to co-founding Versus, Mr. Reilly was Vice President Electronic Trading at RBC Dominion Securities. Mr. Reilly obtained a Bachelor of Business Administration, Finance from Wilfred Laurier in 1981 and has taken numerous industry-related courses and qualifications including the Partners, Officer and Directors Exam.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2001, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company earning in excess of $100,000 for the year ended December 31, 2001, as well as the total compensation paid to each such individual for the Company's two previous fiscal years:

			Long Term Compensation
Annual Compensation			Awards

Name and Principal Compensation Position	Year	Salary	Securities Underlying Option/SARS	All Other (US$)
Scott White President and Chief Executive Officer	2001	$150,000	125,000	$17,752
	2000	$70,000	100,000	$8,922
	1999	$5,000	100,000	$37,500

Perry Malone Chief Technology Officer	2001	$150,000	125,000	$6,038
	2000	$120,000	75,000	$5,394
	1999	$98,500	100,000	$25,000

	OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price/($/Sh)	Expiration Date
Scott White	125,000	11.0%	$0.75	Feb, 2005
Perry Malone	125,000	11.0%	$0.75	Feb, 2005

For the above granted options, the options have fully vested.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Scott White	-0-	-0-	325,000/0	$114,750/0
Perry Malone	-0-	-0-	300,000/0	$102,000/0

COMPENSATION OF DIRECTORS

With the exception of Scott White, Perry Malone and Frank Riccuiti, the members of the Company's Board of Directors are paid a $500 fee for each meeting. Directors are reimbursed for actual expenses incurred in attending Board meetings.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT,
AND CHANGE-IN CONTROL ARRANGEMENTS

The Company is obligated under consulting agreements with entities controlled by Messrs. White and Malone and with certain other officers, which expire through 2002 and have an unlimited automatic renewal option for one to two year terms unless terminated by the Company or the consultant. The agreements provide for minimum aggregate annual payments of $570,000 in 2002. The amounts payable to Messrs. White and Malone under these agreements are shown as salary in the Summary Compensation Table above.  The agreements have a buyout provision that requires a stated payment to the consultant in the event there is a more than 50% change in ownership of the Company and the agreements are terminated as a result. Consulting expense under these agreements for the year ended December 31, 2001 amounted to $570,000 ($346,344 - 2000).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information, as of December 31, 2001, with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the Company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

Name And Address Beneficial Owner(1)	Amount and Nature of Ownership (2)	Options Held	Percent of Class
Ken Lusk	1,228,000	200,000	8.5%
Scott White	1,237,000	325,000	8.6%
Perry Malone	1,212,000	300,000	8.4%
Ted Colivas	1,137,000	225,000	7.9%
Glenn Scott	450,000	250,000	3.1%
Howard Rubinoff	225,000	225,000	1.6%
George White	200,000	200,000	1.4%
John Reilly	200,000	200,000	1.4%
Andre Kern	300,000	225,000	1.4%
Frank Riccuiti	225,000	225,000	1.6%
All officers and directors as a group ten persons)	6,414,000	nil	44.4%
Cyptologic Inc.(3) 1867 Younge St., 7th Floor, Toronto, Canada, M4S 1Y5	1,055,700	nil	9.8%
Austin W. Marxe and David M. Greenhouse(4) 153 E. 53rd Street, New York, New York, 10022	554,500	nil	5.1%

(1) Unless otherwise noted, all persons have an address c/o the Company, 300 Delaware Ave., Buffalo, NY 14202.

(2) Includes shares of common stock currently owned and any shares as to which the holder may become the owner within 60 days, such as by the exercise of options.

(3) Based upon a Schedule 13D filed by Cryptologic Inc. with the Securities and Exchange Commission on March 29, 2001.

(4) Based upon a Schedule 13G filed by entities controlled by Mssrs. Marxe and Greenhouse with the SEC on February 13, 2002.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
1.1	Memorandum of Agreement among Affiliated Adjusters, Inc. and the stockholders of The Precyse Corporation dated January 27, 1999*

3.1	Articles of Incorporation, as amended*

3.2	Bylaws*

10.1	Technology License and Maintenance Agreement between The Precyse Corporation and The CyberBingo Corporation dated December 4,1997*

10.2	Consulting Agreement between dot com and Scott F. White Financial Limited dated January 1, 2000*#

10.3	Consulting Agreement between dot com and Pericom Systems Corporation dated January 1, 2000*#

10.4	Transaction Processing Agreement between Precyse Corporation and First Atlantic Commerce Ltd. dated January 29, 1999*

10.5	Stock Option Plan (previously filed with Form S-8 in April 2001, re-filed to correct minor typographical errors)#

10.6	Software License Agreement between dot com (Antigua) Ltd. and Cyberbingo Corporation dated June 15, 2001

21.1	Subsidiaries of Registrant

23.1	Consent of Freed Maxick & Battaglia, CPAs, P.C.

# Represents a management contract or compensatory plan or arrangement.

CONSOLIDATED
FINANCIAL STATEMENTS

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

______________________

DECEMBER 31, 2001
with
INDEPENDENT AUDITOR'S REPORT

CONTENTS
Page
Independent Auditor's Reports	1

Consolidated Financial Statements:

Balance Sheets	2

Statements of Income	3

Statement of Changes in Stockholders' Equity	4

Statements of Cash Flows	5

Notes to the Consolidated Financial Statements	6 - 12

INDEPENDENT AUDITOR'S REPORT

To the Shareholders of
dot com Entertainment Group, Inc.

        We have audited the consolidated balance sheets of dot com Entertainment Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dot com Entertainment Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and changes in their cash flows for the years then ended in accordance with accounting principles generally accepted in United States of America.

Freed Maxick & Battaglia, CPAs, P.C.
Buffalo, New York
February 6, 2002

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,

ASSETS	2001	2000

Current assets:
Cash and cash equivalents	$ 965,041	$ 655,409
Accounts receivable:
Trade, less allowance of $25,000 ($0 - 2000)	1,306,931	464,061
Other	8,964	16,274
Prepaid expenses and deposits	26,578	-
Total current assets	2,307,514	1,135,744

Fixed assets - net (Note 2)	105,114	46,418
	122,000	260,000
Deferred tax asset (Note 5)	$ 2,534,628 =======	$ 1,442,162 =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 96,544	$ 105,521
Accounts payable - officers	50,000	75,805
Deferred revenue	214,701	164,167
Income taxes payable	338,968	15,532
Total current liabilities	700,213	361,025

Commitments (Note 6)

Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 10,787,500 shares issued and outstanding (10,730,000 - 2000)	10,788	10,730
Additional paid in capital	1,454,887	1,411,820
Retained earnings (accumulated deficit)	368,740	(341,413)
Total stockholders' equity	1,834,415	1,081,137

	$ 2,534,628 ========	$ 1,442,162 =======

See notes to financial statements.

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,

	2001	2000
Revenues:
Royalties	$ 2,687,134	$ 1,464,798
Installation fees	713,566	17,000
Support, maintenance and e-digital services	402,115	321,500
	3,802,815	1,803,298
Expenses:
Research, software development and support services	965,064	588,996
General and administrative	960,500	732,125
Sales and marketing	693,662	269,929
	2,619,226	1,591,050

Income before income tax expense	1,183,589	212,248
	473,436	78,532
Income tax expense (Note 5)

Net income	$ 710,153 =======	$ 133,716 =======

Net income per share:
Basic	$ 0.07 =======	$ 0.01 =======
Diluted	$ 0.06 =======	$ 0.01 =======
Weighted average number of common shares outstanding:
Basic	10,764,375 ========	10,710,833 ========
Diluted	11,702,331 ========	10,805,214 ========

See notes to financial statements.

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2001 and 2000

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount

Balance at December 31, 1999	10,500,000	$ 10,500	$ 939,050	$ (475,129)	$ 474,421

Issuance of common stock (Note 3)	200,000	200	454,800	-	455,000

Issuance of common stock in exchange or services (Note 3)	30,000	30	2,970	-	3,000

Issuance of stock options in exchange for services (Note 4)	-	-	15,000	-	15,000

Net income	-	-	-	133,716	133,716

Balance at December 31, 2000	10,730,000	10,730	1,411,820	(341,413)	1,081,137

Issuance of common stock (Note 3)	57,500	58	43,067	-	43,125

Net income - 2000	-	-	-	710,153	710,153

Balance at December 31, 2001	10,787,500 ========	$ 10,788 =====	$ 1,454,887 =======	$ 368,740 ======	$ 1,834,415 ========

  See notes to financial statements.

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2001	2000
Cash flows from operating activities:
Net income	$ 710,153	$ 133,716
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	23,039	6,243
Deferred income tax expense	138,000	63,000
Expenses satisfied via the issuance of common stock and stock options	-	18,000
Changes in non-cash working capital items:
Accounts receivable	(835,560)	(149,404)
Prepaid expenses and deposits	(26,578)	-
Accounts payable and accrued expenses	(8,977)	(58,880)
Accounts payable - officers	(25,805)	12,389
Deferred revenue	50,534	164,167
Income taxes payable	323,436	12,132
Net cash provided by operating activities	348,242	201,363

Cash flows from investing activities:
Purchases of fixed assets	(81,735)	(52,661)
Net cash used in investing activities	(81,735)	(52,661)

Cash flows from financing activities:
Proceeds from issuance of common stock	43,125	455,000
Net cash provided by financing activities	43,125	455,000

Net increase in cash and cash equivalents	309,632	603,702

Cash and cash equivalents, beginning of year	655,409	51,707

Cash and cash equivalents, end of year	$ 965,041 =======	$ 655,409 =======

Supplemental cash flow activities:
Income taxes paid	$ 12,000 =======	$ 3,400 =======

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

        Nature of Business - The Company is a software development company, specializing in developing and supporting internet entertainment and related software. The software is marketed worldwide through Antigua. All revenues are generated from customers located outside the United States.

        Foreign Currency Transactions - The United States dollar is the functional currency of the Company's business and accordingly these financial statements are expressed in United States dollars. All transactions during the year in currencies other than the United States dollar are converted to United States dollars at the applicable exchange rate on the transaction date. The gain or loss resulting from the change in exchange rate from the transaction date and date of payment is included in general and administrative expenses. Monetary assets and liabilities denominated in a foreign currency are converted to Unites States dollars at the prevailing rates of exchange at the balance sheet date. Foreign currency adjustments have not been significant through December 31, 2001.

        Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and receipts and expenditures during the reporting period. Actual results could differ from estimates.

       Reclassifications - Certain amounts and related disclosures in the 2000 financial statements have been reclassified to conform with the 2001 financial statement presentations.

       Cash Equivalents - Money market funds have been considered cash equivalents in the accompanying financial statements.

        Fixed Assets - Fixed assets are recorded at cost. Depreciation is charged to operations over the three to five year estimated useful lives of the assets using the straight-line method. Depreciation for the year ended December 31, 2001 amounted to $23,039 ($6,243 - 2000). All fixed assets are located in Canada at Precyse.

        Fair Value of Financial Instruments - The carrying amounts of the current assets and liabilities reported in the balance sheets approximate fair value due to their short term maturity.

        Segment Reporting - In accordance with SFAS 131, the Company is currently organized, managed and internally reported as one segment.

        Royalty Agreements - The Company has entered into cancelable royalty agreements with its licensees, which provide for royalty payments based upon a stated percentage of licensee revenues. The contract terms are generally from three to five years with one contract being ten years, with renewal options. The agreements also provide for support services and products at stated prices.

        Revenue Recognition - The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. The Company generates several types of revenue in its operations. Royalty fees are collected from licensees who license the Company's Internet entertainment software. Royalty revenue is recognized as licensees earn revenues from providing Internet services to their customers. Support, maintenance and e-digital revenue is recognized when the service has been provided. Installation fees are recognized when the Company has delivered, installed and integrated its software at the licensee's place of operation and collection is assured. Revenue attributable to undelivered elements, including technical support and future upgrades, is based on the average sales price of those elements and is recognized ratably on a straight-line basis over the license term. If the average sales price of the undelivered item is not readily determinable the entire payment received in advance is deferred and recognized ratably on a straight-line basis over the license term. Deposits received from customers prior to revenue recognition are classified as deferred revenue in the accompanying balance sheet.

        Net Income Per Common Share - In accordance with SFAS 128, dual presentation of basic and diluted earnings per share is required on the face of the statement of income. Net income per share is based upon the weighted average number of common shares outstanding during the periods presented. There are 1,975,000 (970,000 - 2000) stock options outstanding as of December 31, 2001, with exercise prices ranging from $.75 to $1.64 (all at $.75 - 2000), which are considered dilutive and included in the calculation of fully diluted earnings per share as of December 31, 2001. There are 1,890,000 (1,820,000 - 2000) outstanding stock options and warrants with exercise prices ranging from $1.34 to $4.00 ($2.50 to $4.00 - 2000) whose assumed exercise would have been anti-dilutive and have not been considered common stock equivalents.

        Research and Software Development Costs - Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. All costs incurred to establish the technological feasibility of a computer software product are expensed as incurred. Research and development costs for the year ended December 31, 2001 amounted to approximately $340,000 ($298,000 - 2000).

        Advertising - The Company expenses advertising costs as incurred. Advertising expense was $16,958 for the year ended December 31, 2001 ($13,768 - 2000).

        Income Taxes - Income taxes are computed in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes.

        Concentration of Credit Risk - For fiscal 2001, the revenues derived from one customer represented 66% (98% - 2000) of the Company's total revenues and 77% (94% - 2000) of trade accounts receivable as of December 31, 2001. The license agreement with this customer expires in 2011 and is automatically renewable for an additional five year term, unless terminated in writing. This customer is located in Antigua. The loss of this customer may have a material adverse effect on the Company.

        Accounting for Stock Based Compensation - The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized for stock options issued to employees as long as the exercise price is greater than or equal to the market value of the common stock at the date of grant. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company discloses the summary of proforma effects to reported net income (loss) and earnings per share for 2001 and 2000, as if the Company had elected to recognize compensation costs based on the fair value of the employee options at the grant date. Nonqualified stock options issued to non-employees are recognized as compensation expense based upon the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable (see Note 4).

NOTE 2. - FIXED ASSETS

Fixed assets consist of the following at December 31:

	2001	2000

Office furniture and equipment	$ 134,396	$ 52,661

Less: accumulated depreciation	29,282	6,243

	$ 105,114 ======	$ 46,418 =====

NOTE 3. - STOCKHOLDERS' EQUITY

        During fiscal 2001, the Company issued 57,500 shares of common stock on the exercise of employee stock options which had an exercise price of $0.75 per share.

        During the year ended December 31, 2000, the Company issued 200,000 units of equity instruments in a private placement offering. Each unit was sold for $2.50 and consisted of one share of the Company's common stock and one warrant to purchase a share of common stock at a price of $4.00 per share. The warrants vested immediately and expire in February 2002. As of December 31, 2001, all of the warrants are still outstanding. The proceeds from the sale of these instruments amounted to approximately $455,000, which is net of related costs amounting to $45,000. In addition, during the year ended December 31, 2000, 30,000 shares of the Company's common stock were issued as consideration for services provided. These services were valued and recorded at $3,000.

NOTE 4. - STOCK OPTION PLANS

        The Board of Directors have adopted a stock option plan under which 1,500,000 options to purchase shares of the Company's common stock are available on an annual basis. During fiscal 2000, the plan was amended to provide that the total number of common shares for which options may be granted annually under the plan shall be limited to 20% of the issued and outstanding common shares of the Company. These options may be granted to directors, officers, employees and consultants at the discretion of the Board of Directors. Under the plan, the options granted will either qualify as incentive stock options ("ISO's") in accordance with IRC Section 422 or options which are not intended to be ISO's ("non-qualified options"). Upon grant of the option, management will determine the exercise price, which shall not be less than the fair value of the Company's common stock at the date of grant vesting period, and the term, which shall not exceed five years.

        During the year ended December 31, 2001, 1,137,500 options were granted under this plan with exercise prices ranging from $0.75 to $2.66. The options were granted to officers, directors, and employees with vesting periods that ranged from vesting at the date of the grant to vesting one year from the date of the grant.

        During the year ended December 31, 2000, 1,070,000 options were granted under this plan. 970,000 options had an exercise price of $0.75 per share and the remaining 100,000 options had an exercise price of $2.50 per share. The options were granted to officers, directors, employees, (1,020,000 options) and to consultants (50,000 options). These options had various vesting periods that ranged from vesting at the date of grant to vesting six months from the date of grant.

        Incentive Stock Options - For ISO's issued to employees, including directors and officers, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 - "Accounting for Stock-Based Compensation," and, accordingly, does not recognize compensation cost for stock option grants under fixed awards. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and income (loss) per share for the years ended December 31, 2001 and 2000 would have been as follows:

	2001	2000

Net income - as reported	$ 710,153	$ 133,716
Net income (loss) - pro forma	$ 566	$ (430,679)

Income per share - as reported	$ 0.07	$ 0.01
Income (loss) per share - pro forma	$ 0.00	$ (0.04)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2001	2000

Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Risk-free interest rate	3.4%	6.2%
Expected life of options	5 years	5 years

NOTE 4. - STOCK OPTION PLANS (CONTINUED)

        The following is a summary of stock option activity under this plan for the past two years:

	Number of Shares Under Option	Weighted Average Exercise Price

Outstanding at December 31, 1999	760,000	$ 3.00
Granted	1,020,000.84
Forfeited	-	-
Outstanding at December 31, 2000	1,780,000	1.76
Granted	1,137,500.85
Exercised	(57,500)	.75
Forfeited	(5,000)	2.66
Outstanding at December 31, 2001	2,855,000 =======	$ 1.41 ====
Exercisable at December 31, 2001	2,790,000 =======	$ 1.40 ====

        The weighted average fair value of options granted under this plan were $.62 and $.58 per share for the years ended December 31, 2001 and 2000, respectively. The weighted average remaining contractual life on the options outstanding at December 31, 2001 was 2.9 years (3.5 years - 2000).

        Exercise prices for the options outstanding at December 31, 2001 fall into the following ranges:

Number of Shares Under Option

$ .75 - $ 1.00	1,955,000
$ 1.01 - $ 2.50	132,500
$ 2.51 - $ 3.00	767,500

2,855,000 =======

        Non-Qualified Options - No non-qualified options were issued to consultants during 2001. The 50,000 non-qualified options issued to consultants in 2000 were recorded as compensation expense, in accordance with the provisions of SFAS No. 123, utilizing the fair market value for those services. Total consulting expense recognized on the 50,000 options issued during 2000 amounted to $15,000.

        As of December 31, 2001 and 2000 there are 810,000 non-qualified options outstanding, of which 760,000 and 50,000 options are exercisable at $3.00 and $2.50 per share, respectively, and expire in 2004 and 2005, respectively.

NOTE 5. - INCOME TAXES

        The Company recognizes deferred taxes using the asset and liability method and recognizes future tax benefits measured by enacted tax rates attributed to deductible temporary differences and available net operating tax loss carryforwards to the extent that realization of such benefits is more likely than not. The deferred tax asset recognized at December 31, 2001 and 2000 is the result of available net operating loss carryforwards and timing differences relating to the deductibility of consulting expenses recorded upon the issuance of non-qualified stock options. Realization of the deferred tax asset is dependent upon the Company maintaining current taxable income levels into the future sufficient enough to utilize the tax attributes giving rise to the deferred tax assets.

        The components of income from operations before income taxes is as follows:

	2001	2000

U.S.	$ 591,794	$ 106,124
Foreign	591,795	106,124

	$ 1,183,589 =======	$ 212,248 ======

        The components of income tax expense by taxing jurisdiction consists of the following:

	2001	2000
Current:
Federal	$ 207,151	$ 15,532
Foreign	128,285	-
	335,436	15,532
Deferred:
Federal	-	15,000
Foreign	138,000	48,000
	138,000	63,000

	$ 473,436 ======	$ 78,532 =====

The net deferred tax asset consists of the following:

	2001	2000

Non-qualified stock option compensation	$ 122,000	$ 122,000
Operating loss carryforwards	-	138,000

	$ 122,000 ======	$ 260,000 ======

        The differences between the U.S. statutory federal income tax rate and the effective income tax rate as reflected in the accompanying "Consolidated Statements of Operations" are:

	2001	2000

Statutory federal rate	34%	34%
Foreign income taxed at different rates	4	6
Other	2	(3)

	40% ====	37% ===

NOTE 6. - COMMITMENTS

A.     Lease Commitments

        The Company utilizes certain computer equipment and facilities under operating leases, which expire at various dates through 2006. Rent expense under the operating leases for the year ended December 31, 2001 was approximately $48,000 ($38,000 - 2000).

        The approximate future minimum payments required under the Company's lease commitments are as follows:

2002	$ 100,000
2003	82,000
2004	81,000
2005	48,000
2006	21,000

$ 332,000 ======

B.     Consulting Contracts

        The Company is obligated under various consulting agreements with certain officers, which expire through 2002 and have an unlimited automatic renewal option for one to two year terms unless terminated by the Company or the officer. The consulting agreements represent the total compensation to be paid to the officers for their services to the Company, and they are categorized as common law employees for various Company sponsored benefit programs. The agreements provide for minimum aggregate annual payments of $570,000 in 2002. The agreements have a buyout provision that requires a stated payment to the consultants in the event there is a more than 50% change in ownership of the Company and the agreements are terminated as a result. Consulting expense under these agreements for the year ended December 31, 2001 amounted to $570,000 ($346,344 - 2000). As of December 31, 2000, $75,805 was still outstanding under these agreements. This amount was paid during 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  (Registrant) dot com Entertainment Group, Inc.

By:  /s/ Scott White                                          President and Chief Executive Officer
DATE MARCH 27, 2001

By: /s/ Andre Kern                                          Chief Financial Officer
DATE MARCH 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Scott White                                            President, Chief Executive Officer and Director
Date March 27, 2001

By /s/ Ken Lusk                                               Chairman and Director
Date March 27, 2001

By /s/ Perry Malone                                          Chief Technology Officer and Director
Date March 27, 2001

By /s/ George White                                          Director
 Date March 27, 2001

By /s/ John Reilly                                                Director
Date March 27, 2001

By /s/ Frank Riccuiti                                           Director
Date March 27, 2001

EXHIBIT INDEX

(a)	Exhibits
1.1	Memorandum of Agreement among Affiliated Adjusters, Inc. and the stockholders of The Precyse Corporation dated January 27, 1999*

3.1	Articles of Incorporation, as amended*

3.2	Bylaws*

10.1	Technology License and Maintenance Agreement between The Precyse Corporation and The CyberBingo Corporation dated December 4,1997*

10.2	Consulting Agreement between dot com and Scott F. White Financial Limited dated January 1, 2000*#

10.3	Consulting Agreement between dot com and Pericom Systems Corporation dated January 1, 2000*#

10.4	Transaction Processing Agreement between Precyse Corporation and First Atlantic Commerce Ltd. dated January 29, 1999*

10.5	Stock Option Plan (previously filed with Form S-8 in April 2001, re-filed to correct minor typographical errors)#

10.6	Software License Agreement between dot com (Antigua) Ltd. and Cyberbingo Corporation

21.1	Subsidiaries of Registrant

23.1	Consent of Freed Maxick & Battaglia, CPAs, P.C.

# Represents a management contract or compensatory plan or arrangement.