Form 10QSB
period 2002-03-31
DOT COM ENTERTAINMENT GROUP INC
filed 2002-05-14
CIK 1079279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 0-26597

DOT COM ENTERTAINMENT GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Florida	58-2466312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

150 Randall St.,
Oakville, Ontario, Canada, L6J 1P4
(Address of principal executive offices)

(905) 337-8524
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No_____

As of April 30, 2002, the registrant had 10,787,500 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one).

Yes_____ No    X

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this quarterly report and any documents incorporated by reference into this quarterly report that is not a statement of an historical fact constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate" and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause dot com's future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. We have no obligation or intent to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed below under Item 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION", "RISKS AND UNCERTAINTIES" and in dot com's Annual Report on Form 10-KSB.

Part I - Financial Information

Item 1. - Financial Statements.

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
ASSETS	2002	2001

Current assets:
Cash and cash equivalents	$ 943,802	$ 965,041
Accounts receivable:
Trade	1,328,535	1,306,931
Other	15,408	8,964
Prepaid expenses and deposits	25,249	26,578
Total current assets	2,312,994	2,307,514

Fixed assets - net	104,784	105,114

Deferred tax asset	122,000	122,000

	$2,539,778 =======	$2,534,628 =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 118,250	$ 96,544
Accounts payable - officers	27,500	50,000
Deferred revenue	214,075	214,701
Income taxes payable	116,034	338,968
Total current liabilities	475,859	700,213

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000
shares authorized, 10,787,500 shares issued
and outstanding (10,787,500 - 2001)	10,788	10,788
Additional paid in capital	1,454,887	1,454,887
Retained earnings	598,244	368,740
	2,063,919	1,834,415

	$ 2,539,778 =======	$2,534,628 =======

(see accompanying notes)
dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended
	March 31
	2002	2001

Revenues:
Royalties	$ 663,545	$ 560,553
Installation fees	406,225	159,225
Support and maintenance	164,265	85,058
	1,234,035	804,836
Expenses:
Marketing	216,581	146,372
Research, software development and support services	217,531	192,696
General and administrative	417,417	226,182
	851,529	565,250

Net income before income tax expense	382,506	239,586

Income tax expense	153,002	95,834

Net income	229,504	143,752

Retained earnings (accumulated deficit), beginning of period	368,740	(341,413)

Retained earnings (accumulated deficit),
end of period	$ 598,244 ======	$ (197,661) =======
Net income per share:
Basic	$ 0.02 =======	$ 0.01 =======
Diluted	$ 0.02 =======	$ 0.01 =======
Weighted average number of common shares outstanding:
Basic	10,787,500 ========	10,730,000 ========
Diluted	11,242,220 ========	10,811,023 ========

(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2002	2001

Cash flows from operating activities:
Net income	$ 229,504	$ 143,752
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation	9,810	3,590
Deferred income tax expense	-	56,500
Changes in non-cash working capital items:
Accounts receivable	(28,048)	(112,963)
Prepaid expenses and deposits	1,329	(16,708)
Accounts payable and accrued expenses	21,706	59,828
Accounts payable - officers	(22,500)	(9,805)
Deferred revenue	(626)	13,775
Income taxes payable	(222,934)	27,334
Net cash provided by (used in) operating activities	(11,759)	165,303

Cash flows used in investing activities:
Purchases of fixed assets	(9,480)	(2,739)
Net cash used in investing activities	(9,480)	(2,739)

Net increase (decrease) in cash and cash equivalents
during the period	(21,239)	162,564

Cash and cash equivalents beginning of period	965,041	655,409

Cash and cash equivalents, end of period	$ 943,802 ======	$ 817,973 ======

Supplemental cash flow activities
Income taxes paid	$ 375,936 ======	$ 12,000 =====

(see accompanying notes)

dot com Entertainment Group, Inc.

NOTES TO FINANCIAL STATEMENTS - THREE-MONTH PERIOD ENDED MARCH 31, 2002

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the dot com Entertainment Group, Inc. and its Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the U.S.A. for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S.A. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, which includes audited financial statements and footnotes as at and for the years ended December 31, 2001 and 2000.

NOTE 2. - STOCK OPTIONS

During the three-month period ended March 31, 2002, the Company granted 155,000 options to employees of the Company to purchase common stock of the Company at exercise prices ranging from $0.81 to $1.08 per share. These options will be accounted for under APB 25. Accordingly, no compensation expense has been recognized in the statements of income, since the option price is expected to be greater or equal to the market value of the Company's common stock at the measurement date.

NOTE 3. - EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic earnings per share and diluted earnings per share. The diluted weighted average number of common shares outstanding at March 31, 2002 includes the impact of the assumed exercise of 2,015,000 stock options with a exercise prices ranging from $0.75 to $0.89 per share. The amount was determined using the treasury stock method. All other securities, consisting of 2,005,000 stock options and warrants with exercise prices ranging from $0.94 to $4.00, are anti-dilutive and have not been included in the calculation.

NOTE 4. - ACCOUNTS RECEIVABLE

During the three-month period ended March 31, 2002, the Company entered into a deferred payment arrangement with a customer, which provided for payment of past due accounts receivable totaling $638,401 by September 30, 2002. Under this deferred payment arrangement, payments were scheduled to commence on March 31, 2002 and continue monthly through September 30, 2002. The customer has not yet paid the March 31, 2002 or April 30, 2002 payments. While management expects that this balance will be paid in full, it is reasonably possible that, as a consequence of the negotiations presently in process or due to other factors, the anticipated payment dates for this amount could be further deferred or accelerated.

NOTE 5. - DEFERRED TAXES

At March 31, 2002, the Company had a deferred tax asset in the amount of $122,000 which represented the anticipated tax deduction for non-qualified stock option expense related to options issued in 1999. The tax deduction will be available if and when the stock options are exercised. The stock options expire in February 2003 and are all exercisable at $3.00 per share. If, in the view of management, it becomes more likely than not that the stock options will not be exercised then it will be necessary to establish a valuation allowance against the deferred tax asset. If required, this valuation allowance will be recognized no later than December 31, 2002.

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

The Company derives its revenues from several sources, including its assessment of installation fees and royalties from the use of its software. Additionally, dot com generates revenue by providing licensees with technical support, maintenance, software upgrades, e-digital and systems consulting services. e-digital services include the production and maintenance of websites.

The following tables set forth selected information from the statements of income for the three months ended March 31, 2002 and 2001 and the balance sheets as at March 31, 2002 and December 31, 2001.

Selected Statement of Income Information

	Three Months Ended March 31,
	2002	2001

Revenue	$ 1,234,035	$ 804,836
Expenses	851,529	565,250
Net income	229,504	143,752

Selected Balance Sheet Information

	As at March 31,	As at December 31,
	2002	2001

Current assets	$2,312,994	$ 2,307,514
Current liabilities	475,859	700,213
Stockholders' equity	2,063,919	1,834,415

Review of the three months ended March 31, 2002 compared with the three months ended March 31, 2001

Revenues increased to $1,234,035 for the three-month period ended March 31, 2002 from $804,836 for the comparable 2001 quarter. The growth in revenues results primarily from higher royalties and installation fees. The royalty revenue increased to $663,545 for the three-month period ended March 31, 2002 from $560,553 for the comparable 2001 quarter reflecting the increased number and revenue activity of the Company's licensees. Installation fees were $406,225, as compared to $159,225 for the comparable quarter in 2001, representing fees recognized on the delivery of the Company's software to eight licensee sites during the three-month period ended March 31, 2002. While four of these licensee sites derived royalty revenue in the three-month period ended March 31, 2002, royalty revenue from four licensee sites is expected to commence in the second quarter of 2002. Support and maintenance revenue was $164,265 for the three-month period ended March 31, 2002 resulting from continued development and delivery of software enhancements, e-digital services and marketing and promotional programs to customers. Support and maintenance revenue was $85,058 for the comparable 2001 quarter.

The additional licensees referred to above are expected to continue to diversify the Company's sources of revenue for the remainder of fiscal year 2002 and beyond. During the three-month period ended March 31, 2002, 28% (three-month period ended March 31, 2001- 67%) of the Company's revenue was derived from one customer. This customer also represented 57% of the trade accounts receivable at March 31, 2002 (77% at December 31, 2001). The loss of this customer or its bankruptcy, resulting in its failure to pay the amounts owed to the Company, could have a material negative impact on the Company's revenues, profit and cash flows. During the three-month period ended March 31, 2002, the Company entered into a deferred payment arrangement with this customer which provided for scheduled payments of past due accounts receivable totaling $638,401 by September 30, 2002. Under this deferred payment arrangement, payments were scheduled to commence on March 31, 2002 and continue monthly through September 30, 2002. As of May 9, 2002 the customer has not paid the March 31, 2002 or April 30, 2002 payments. While management fully expects that the balance will be paid in full, it is reasonably possible that, as a consequence of the negotiations presently in process or due to other factors, the anticipated payment dates for this amount could be further deferred or accelerated. In addition, during fiscal 2001, the Company had signed a new license agreement with this customer. The new agreement reduced the royalty rate for this customer resulting in royalty revenue from this customer decreasing by approximately $206,000 for the three-month period ended March 31, 2002 compared to the comparable 2001 quarter.

Operating expenses increased to $851,529 for the three-month period ended March 31, 2002 from $565,250 for the comparable 2001 quarter. The increased operating expenses reflect the significantly higher level of activity at the Company, including increased staffing and related costs realized by the Company over that of the prior year. At March 31, 2002 there were 43 full-time employees and consultants compared to 27 at March 31, 2001.

Marketing expenses increased to $216,581 for the three-month period ended March 31, 2002 from $146,372 for the comparable 2001 quarter. The increase reflects the Company's enhancement of its e-digital division, and the allocation of additional resources to marketing and selling. In addition, additional resources have been allocated to the support function to provide licensees with front end site customization services. Marketing expenses represented 18% of revenues for the three-month period ended March 31, 2002 and the comparable 2001 quarter.

Research, software development and support service expenses increased to $217,531 for the three-month period ended March 31, 2002 from $192,696 for the comparable 2001 quarter. This increase resulted from the consequence of continuing to hire additional software developers to improve and diversify the Company's products and services to reflect the growing demand realized, and anticipated, for these products and services. Research, software development and support service expenses represented 18% of revenues for the three-month period ended March 31, 2002 compared to 24% for the comparable 2001 quarter.

General and administrative expenses increased to $417,417 for the three-month period ended March 31, 2002 from $226,182 for the comparable 2001 quarter. The increase primarily results from increased remuneration to senior management, the leasing of larger office space, professional fees and the incurrence of expenses associated with the higher level of activity of the Company. Operating costs also includes a charge in the amount of $67,500 for a one-time non-recurring buyout of an existing management contract due to expire in December 2002. General and administrative expenses represented 34% of revenue for the three-month period ended March 31, 2002 compared to 28% for the comparable 2001 quarter.

Net income increased to $229,504 for the three-month period ended March 31, 2002 from $143,752 for the comparable 2001 quarter. As the Company increases the number of its licensees and introduces new products it is anticipated that profitability will continue to improve. The income tax provision for the three-month period ended March 31, 2002 increased to $153,002 from $95,834 for the comparable 2001 quarter. The deferred tax asset at March 31, 2002, in the amount of $122,000 represents the anticipated tax deduction for non-qualified stock option expense related to options issued in 1999. The tax deduction will be available if and when the stock options are exercised. The stock options expire in February 2003 and are all exercisable at $3.00 per share. If, in the view of management, it becomes more likely than not that the stock options will not be exercised then it will be necessary to establish a valuation allowance against the deferred tax asset. If required, this valuation allowance will be recognized no later than December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had cash and cash equivalents of $943,802 compared with $965,401 at December 31, 2001.

At March 31, 2002, the Company had working capital of $1,837,135 compared with $1,607,301 at December 31, 2001. The increase primarily reflects the net income for the three-month period ended March 31, 2002. The Company intends to use this working capital to further develop its current products, create and develop new products and to expand its sales and marketing efforts to increase the number of licensees of its products. Within working capital during the three-month period ended March 31, 2002, there has been an increase in accounts receivable collections, partially offset by the negative impact of the deferred payment arrangement entered into with a significant customer previously referred to. Also, there was a decrease in income taxes payable of approximately $223,000 following the remittance of the Company's 2001 income tax liabilities to the taxation authorities in the amount of approximately $376,000, offset by the income tax provision for the three-month period ended March 31, 2002 of approximately $153,000.

At March 31, 2002, total assets increased to $2,539,778 from $2,534,628 at December 31, 2001. The increase is due primarily to the net income for the three-month period ended March 31, 2002 offset by the impact of the remittances to the taxation authorities referred to above.

At March 31, 2002, total liabilities decreased to $475,859 at March 31, 2002 from $700,213 at December 31, 2001. The decrease primarily represents the remittances to the taxation authorities previously referred to.

Net cash used in operating activities was $11,759 for the three-month period ended March 31, 2002 compared with cash provided by operations of $165,303 for the same quarter in 2001. The use of cash this quarter results primarily from the remittances of 2001 income tax liabilities to the taxation authorities referred to above which offsets the net income for the quarter.

Management believes that the Company will have sufficient resources to support its growth through continued revenue improvements, the collection of its trade accounts receivable in the ordinary course of business and by continuing to monitor its expenses in light of the cash resources of the Company. Notwithstanding the above, there can be no assurance that management's plans can be met.

There are presently no material commitments for capital expenditures. Due to the nature of its business, the Company does not require significant outlays for capital expenditures and, as a result, is not planning for any material capital expenditures for the foreseeable future.

RISKS AND UNCERTAINTIES

The Company has identified that there is uncertainty in North America relating to the lawfulness of Internet gaming. As such, notwithstanding the fact that its licensees operate from countries where such business is lawful if licensed, governments elsewhere, including the federal, state or any local governments in the United States may take the position that the Company's software and support systems are being played and or used unlawfully in their jurisdiction. Accordingly, the Company may face criminal prosecution in any number of jurisdictions for aiding and abetting others, such as its licensees, in operating an illegal gaming operation. The Company has devoted only limited resources to investigating the legal climate in which it operates. Many of the issues facing the Company are the same as those facing all other e-commerce and other Internet software providers and traditional software providers, as current laws are not clear as to who, if anyone, has jurisdiction over Internet-based commerce. A number of bills have been introduced in the United States House of Representatives to expressly ban Internet gaming. To date all of these proposals have been defeated. Although the Company intends to do business worldwide, any enforceable ban on Internet gaming in the United States would have a material adverse effect on the Company's business and both its short-term and long-term liquidity and its revenues from operations.

IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its business.

Part II - Other Information

No items applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOT COM ENTERTAINMENT GROUP, INC.
(Registrant)

Date: May 9, 2002	/s/ SCOTT WHITE Scott White President and Chief Executive Officer

Date: May 9, 2002	/s/ DAVID CALLANDER David Callander Chief Financial Officer