Form 10QSB
period 2002-06-30
DOT COM ENTERTAINMENT GROUP INC
filed 2002-08-14
CIK 1079279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2002

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
Oakville, Ontario, Canada L6J 1P4
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

Yes__X__ No_____

As of August 12, 2002, the registrant had 10,912,500 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);

Yes_____ No__X__

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this quarterly report and any documents incorporated by reference into this quarterly report that is not a statement of an historical fact constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate" and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause dot com's future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. We have no obligation or intent to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed below under Item 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION", including in the section entitled "RISKS AND UNCERTAINTIES" and in dot com's Annual Report on Form 10-KSB.

Part I - Financial Information

Item 1. - Financial Statements

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
ASSETS	2002	2001

Current assets:
Cash and cash equivalents	$1,073,207	$965,041
Accounts receivable:
Trade, net	797,305	1,306,931
Other	11,140	8,964
Income taxes recoverable	145,294	-
Prepaid expenses and deposits	10,456	26,578
Total current assets	2,037,402	2,307,514

Fixed assets - net	106,962	105,114

Deferred tax asset	122,000	122,000

	$2,266,364	$2,534,628

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$104,751	$96,544
Accounts payable - officers	300	50,000
Income taxes payable	-	338,968
Deferred revenue	206,504	214,701
Total current liabilities	311,555	700,213

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000
shares authorized, 10,912,500 shares issued
and outstanding (10,787,500 - 2001)	10,913	10,788
Additional paid in capital	1,548,513	1,454,887
Retained earnings	395,383	368,740
	1,954,809	1,834,415

	$2,266,364	$2,534,628

(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED
EARNINGS (ACCUMULATED DEFICIT)
(Unaudited)

	Three-Months Ended			Six-Months Ended
		June 30			June 30
	2002		2001	2002		2001

Revenues:
Royalties	$684,193		$687,249	$1,347,738		$1,247,802
Installation fees	84,771		76,392	490,996		235,617
e-digital and support services	60,325		70,225	224,590		155,283
	829,289		833,866	2,063,324		1,638,702

Expenses:
Sales, marketing and services to licensees	205,346		182,873	421,927		329,245
Research, software development
and support services	371,405		207,668	744,507		400,364
General and administrative	218,525		254,984	480,371		481,166
Loss on contractual settlement	345,207		-	345,207		-
	1,140,483		645,525	1,992,012		1,210,775

Income (loss) before income taxes	(311,194)		188,341	71,312		427,927

Income tax provision (benefit)	(108,333)		75,337	44,669		171,171

Net income (loss)	(202,861)		113,004	26,643		256,756

Retained earnings (accumulated deficit),
beginning of period	598,244		(197,661)	368,740		(341,413)

Retained earnings (accumulated
deficit), end of period	$395,383		$(84,657)	$395,383		$(84,657)

Net income (loss) per share:
Basic	$(0.02)		$0.01	$0.00		$ 0.02

Diluted	$ (0.02)		$0.01	$0.00		$0.02

Weighted average number of common
shares outstanding:
Basic	10,870,833		10,755,000	10,829,167		10,742,500

Diluted	10,870,833		11,808,952	11,138,218		11,479,557

(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Months Ended			Six-Months Ended
		June 30			June 30
	2002		2001	2002		2001

Cash flows from operating activities:
Net income (loss)	$(202,861)		$113,004	$26,643		$256,756
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	11,164		5,573	20,974		9,163
Deferred income tax expense			44,500			101,000
Changes in non-cash working capital items:
Accounts receivable	535,498		(119,800)	507,450		(232,763)
Prepaid expenses and deposits	14,793		5,928	16,122		(10,780)
Accounts payable and accrued expenses	(13,499)		(64,570)	8,207		(4,742)
Accounts payable - officers	(27,200)		(66,000)	(49,700)		(75,805)
Income taxes recoverable / payable	(261,328)		30,837	(484,262)		58,171
Deferred revenue	(7,571)		27,608	(8,197)		41,383
Net cash provided (used) by operating activities	48,996		(22,920)	37,237		142,383

Cash flows from investing activities:
Purchases of fixed assets	(13,342)		(28,611)	(22,822)		(31,350)
Net cash used in investing activities	(13,342)		(28,611)	(22,822)		(31,350)

Cash flows from financing activities:
Proceeds from issuance of common stock	93,751		37,500	93,751		37,500
Net cash provided by financing activities	93,751		37,500	93,751		37,500

Net increase (decrease) in cash and
cash equivalents during the period	129,405		(14,031)	108,166		148,533

Cash and cash equivalents, beginning of period	943,802		817,973	965,041		655,409

Cash and cash equivalents, end of period	$1,073,207		$803,942	$1,073,207		$803,942

Supplemental cash flow activities
Income taxes paid	$152,995		$ -	$528,931		$12,000

(see accompanying notes)

dot com Entertainment Group, Inc.

NOTES TO FINANCIAL STATEMENTS - SIX-MONTH PERIOD ENDED JUNE 30, 2002

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the dot com Entertainment Group, Inc. and its Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the U.S.A. for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S.A. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, which includes audited financial statements and footnotes as at and for the years ended December 31, 2001 and 2000.

NOTE 2. - STOCK OPTIONS

During the six-month period ended June 30, 2002, the Company granted 670,000 options to directors and employees of the Company to purchase common stock of the Company at exercise prices ranging from $0.48 to $1.08 per share. These options will be accounted for under APB 25. Accordingly, no compensation expense has been recognized in the statements of income, since the option price is expected to be greater or equal to the market value of the Company's common stock at the measurement date. During the three-month period ended June 30, 2002, 125,000 employee stock options were exercised for proceeds of $93,751. During the three-month period ended June 30, 2002, 150,000 employee stock options were forfeited.

NOTE 3. - EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic earnings per share and diluted earnings per share. The diluted weighted average number of common shares outstanding for the six-month period ended June 30, 2002 includes the impact of the assumed exercise of 2,335,000 stock options with exercise prices ranging from $0.48 to $0.88 per share. The amount was determined using the treasury stock method. All other securities, consisting of 1,995,000 stock options and warrants with exercise prices ranging from $0.69 to $4.00, are anti-dilutive and have not been included in the calculation. For the three-month period ended June 30, 2002 all outstanding stock options and warrants have not been considered common stock equivalents because their assumed exercise would be anti-dilutive for that period.

NOTE 4. - LOSS ON CONTRACTUAL SETTLEMENT

During fiscal 2001, the Company signed a new license agreement with its principal customer which provided for a base royalty of $645,000 for fiscal 2001 together with a reduction in the royalty rate for the term of the new license agreement. This new license agreement had a term through 2011. During the three-month period ended March 31, 2002, the Company entered into an agreement with this customer whereby certain amounts owed under the new license agreement would be paid pursuant to a deferred payment arrangement with all amounts owed paid by September 30, 2002. The customer was not in conformity with this deferred payment arrangement as at April 30, 2002. On June 28, 2002, the Company entered into an interim agreement with this customer which established the principles for amending the license agreement entered into with this customer in 2001. Under the terms of this interim agreement, aggregate accounts receivable owed as at May 31, 2002 in the amount of $345,207 will not be collected. This item is described as loss on contractual settlement in the statement of income (loss) and retained earnings. In addition, the royalty rate on this customer's net sales has been further reduced commencing June 1, 2002. Under this interim agreement, amounts aggregating to $184,405, which are included in accounts receivable as at June 30, 2002, were required to be paid and these payments were received on July 4, 2002. The remaining accounts receivable under the interim agreement in the amount of $227,000, which are included in accounts receivable as at June 30, 2002, are payable by installments of $80,000 no later than each of July 31, 2002 and August 30, 2002 and by an installment of $67,000 no later than September 30, 2002.

This customer represented 30% of the Company's revenue for the six-month period ended June 30, 2002 and 34% of the Company's revenue for the three-month period ended June 30, 2002 (75% and 77% respectively for the comparable periods in fiscal 2001). This customer represented 59% of the accounts receivable balance as at June 30, 2002 and 77% as at December 31, 2001.

NOTE 5. - DEFERRED TAXES

At June 30, 2002, the Company has a deferred tax asset in the amount of $122,000 which represents the anticipated tax deduction for non-qualified stock option expense related to options issued in 1999. The tax deduction will be available if and when the stock options are exercised. The stock options expire in February 2004 and are all-exercisable at $3.00 per share. If, in the view of management, it becomes more likely than not that the stock options will not be exercised then it will be necessary to establish a valuation allowance against the deferred tax asset. If required, this valuation allowance will be recognized no later than December 31, 2003.

NOTE 6. - RECLASSIFICATIONS

Certain amounts and related disclosures in the financial statements for the three-month period ended March 31, 2002 have been reclassified to conform with the presentation in the financial statements for the three and six-month period ended June 30, 2002 with no impact on net income (loss).

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

The following tables set forth selected information from the statements of income (loss) for the three-month period and the six-month period ended June 30, 2002 and 2001 and the balance sheets as at June 30, 2002 and December 31, 2001.

Selected Statement of Income (Loss) Information
	Three-Months Ended		Six-Months Ended

	June 30,		June 30,
	2002	2001	2002	2001

Revenues	$829,289	$833,866	$2,063,324	$1,638,702
Expenses	$1,140,483	645,525	1,992,012	1,210,775
Net income (loss)	(202,861)	113,004	26,643	256,756

Selected Balance Sheet Information

As at	As at
June 30,	December 31,
2002	2001

Current assets	$2,037,402	$2,307,514
Current liabilities	311,555	700,213
Stockholders' equity	1,954,809	1,834,415

Review of the three-month period ended June 30, 2002 compared with the three-month period ended June 30, 2001

Revenues decreased to $829,289 for the three-month period ended June 30, 2002 from $833,866 for the comparable 2001 quarter. Royalty revenue decreased to $684,193 for the three-month period ended June 30, 2002 from $687,249 for the comparable 2001 quarter reflecting the impact of amendments to royalty arrangements with the Company's principal customer. As discussed further below, in fiscal 2001, the Company entered into a new license agreement with this principal customer which reduced the royalty rate. On June 28, 2002 the royalty rate for this customer was further reduced effective June 1, 2002. The aggregate impact of both these amendments to the royalty structure resulted in royalty revenue from this customer decreasing by approximately $310,000 for the three-month period ended June 30, 2002 compared to the comparable 2001 quarter. A substantial offset to this reduction was the new royalty revenue generated by the increase in the number of the Company's licensees and from the increase in the activity level of licensees. While no new installations arose in the three-month-period ended June 30, 2002, installation fees, representing fees earned on the delivery of the Company's software to licensees, increased to $84,771 during the three-month period ended June 30, 2002 from $76,392 for the comparable 2001 quarter. The fees recognized during the three-month period ended June 30, 2002 represented amounts that could not be recognized in earlier periods under the Company's revenue recognition practices. Two sites where installations were completed in the three-month period ended March 31, 2002 commenced deriving royalty revenue in the three-month period ended June 30, 2002. Two remaining sites where installations were completed during the three-month period ended March 31, 2002 are now expected to commence deriving royalty revenue in the third quarter of 2002. e-digital and support services revenue decreased to $60,325 for the three-month period ended June 30, 2002 from $70,225 in the comparable 2001 quarter.

During the three month period ended June 30, 2002, 34% (three-month period ended June 30, 2001 - 77%) of the Company's revenue was generated by its principal customer. The loss of this customer or its bankruptcy would have a material adverse impact on the Company's financial condition and results of operations. This customer also represents 59% of the trade accounts receivable at June 30, 2002 (77% at December 31, 2001). If the customer became insolvent and could not pay the balances owing to the Company, it would have a material adverse impact on the financial condition and results of operations of the Company.

Total expenses increased to $1,140,483 for the three-month period ended June 30, 2002 from $645,525 for the comparable 2001 quarter. The increase represents the loss on contractual settlement, discussed further below, together with the significantly higher level of activity at the Company, including an increase in the average staffing complement of approximately 15 employees for the three-month period ended June 30, 2002 compared to the comparable 2001 quarter.

Sales, marketing and services to licensees expenses increased to $205,346 for the three-month period ended June 30, 2002 from $182,873 for the comparable 2001 quarter. The increase reflects the Company's enhancement of its e-digital division, Inferno Media, and the allocation of additional resources to marketing, selling and front end product development to provide licensees with customization services. Sales, marketing and services to licensees expenses represented 25% of revenue for the three-month period ended June 30, 2002 compared to 22% for the comparable 2001 quarter.

Research, software development and support services expenses increased to $371,405 for the three-month period ended June 30, 2002 from $207,668 for the comparable 2001 quarter. The increase in research, software development and support services expenses results from the hiring of software developers to improve and diversify the Company's products and services to reflect the growing demand realized, and anticipated, for these products and services. Research, software development and support services expenses represented 45% of revenue for the three-month period ended June 30, 2002 compared to 25% for the comparable 2001 quarter.

General and administrative expenses decreased to $218,525 for the three-month period ended June 30, 2002 from $254,984 for the comparable 2001 quarter. The decrease reflects reduced compensation expenses, representing reduced benefit costs and a net reduction in headcount, and reduced professional fees. General and administration expenses represented 26% of revenue for the three-month period ended June 30, 2002 compared to 31% for the comparable 2001 quarter.

Loss on contractual settlement in the three-month period ended June 30, 2002 was $345,207. As referred to above, during fiscal 2001, the Company signed a new license agreement with its principal customer which provided for a base royalty of $645,000 for fiscal 2001 together with a reduction in the royalty rate for the term of the new license agreement. This new license agreement had a term through 2011. During the three-month period ended March 31, 2002, the Company entered into an agreement with this customer whereby certain amounts owed under the new license agreement would be paid pursuant to a deferred payment arrangement with all amounts scheduled for payment by September 30, 2002. The customer was not in conformity with this deferred payment arrangement as at April 30, 2002. On June 28, 2002, the Company entered into an interim agreement with this customer which established the principles for amending the license agreement entered into with this customer in 2001. Under the terms of this interim agreement, aggregate accounts receivable owed as at May 31, 2002 in the amount of $345,207 will not be collected. This item is described as loss on contractual settlement in the statement of income (loss). In addition, the royalty rate on this customer's net sales has been further reduced commencing June 1, 2002. Under this interim agreement, amounts aggregating to $184,405, which are included in accounts receivable as at June 30, 2002, were required to be paid and these payments were received on July 4, 2002. The remaining accounts receivable under the interim agreement in the amount of $227,000, which are included in accounts receivable as at June 30, 2002, are payable by installments of $80,000 no later than each of July 31, 2002 and August 30, 2002 and by an installment of $67,000 no later than September 30, 2002.

The net loss for the three-month period ended June 30, 2002 was $202,861 compared to net income of $113,004 for the comparable 2001 quarter. The income tax benefit was $108,333 for the three-month period ended June 30, 2002 compared to an income tax provision of $75,337 for the comparable 2001 quarter.

Review of the six-month period ended June 30, 2002 compared with the six-month period ended June 30, 2001

Revenues increased to $2,063,324 for the six-month period ended June 30, 2002 compared to $1,638,702 for the comparable period in 2001. Royalty revenue increased to $1,347,738 for the six-month period ended June 30, 2002 compared to $1,247,802 for the comparable period in 2001 reflecting the increased number and activity of the Company's licensees. As a partial offset, and as discussed further above, in fiscal 2001, the Company entered into a new license agreement with its principal customer which reduced the royalty rate. On June 28, 2002 the royalty rate for this customer was further reduced effective June 1, 2002. The aggregate impact of both these amendments to the royalty structure resulted in royalty revenue from this customer decreasing by approximately $516,000 for the six-month period ended June 30, 2002 compared to the comparable 2001 period. Installation fees, representing fees recognized on the delivery of the Company's software to licensees, increased to $490,996 during the six-month period ended June 30, 2002 compared to $235,617 for the comparable period in 2001. These installation fees represented the installation of the Company's software to eight licensee sites during the six-month period ended June 30, 2002. Six of these sites derived royalty income in the six-month period ended June 30, 2002 and royalty revenue from two sites is expected to commence in the third quarter of 2002. e-digital and support services revenue increased to $224,590 for the six-month period ended June 30, 2002 compared to $155,283 for the comparable period in 2001 resulting from the continued development and delivery of software enhancements, e-digital services and marketing and promotional programs to customers.

During the six-month period ended June 30, 2002, 30% (six-month period ended June 30, 2001 - 75%) of the Company's revenue was provided by its principal customer. The loss of this customer or its bankruptcy could have a material adverse impact on the Company's financial condition and results of operations.

Total expenses increased to $1,992,012 for the six-month period ended June 30, 2002 compared to $1,210,775 for the comparable period in 2001. The increase represents the loss on contractual settlement, discussed above, together with the significantly higher level of activity at the Company, including an increase in the average staffing complement of approximately 14 employees for the six-month period ended June 30, 2002 compared to the comparable period in 2001. At June 30, 2002 the Company had 44 full-time employees and consultants compared to 32 at June 30, 2001.

Sales, marketing and services to licensees expenses increased to $421,927 for the six-month period ended June 30, 2002 from $329,245 for the comparable period in 2001. The increase partially reflects the Company's enhancement of its e-digital division, and the allocation of additional resources to marketing, selling and front end product development to provide licensees with customization services. In addition, higher expenses related to trade show attendance and other business development activities were incurred. Sales, marketing and services to licensees expenses represented 20% of revenue for each of the six-month periods ended June 30, 2002 and 2001.

Research, software development and support services expenses increased to $744,507 for the six-month period ended June 30, 2002 compared to $400,364 for the comparable period in 2001. The increase in research, software development and support services expenses results from the hiring of software developers to improve and diversify the Company's products and services to reflect the growing demand realized, and anticipated, for these products and services. Research, software development and support service expenses also includes an amount of $45,000 representing the remaining marginal cost from a one-time non-recurring buy-out of an existing management contract due to expire in December 2002. Research, software development and support services expenses represented 36% of revenue for the six-month period ended June 30, 2002 compared to 24% for the comparable 2001 period.

General and administrative expenses decreased to $480,371 for the six-month period ended June 30, 2002 from $481,166 for the comparable period in 2001. The decrease reflects reduced compensation expenses, representing reduced benefit costs and a net reduction in headcount, together with reduced professional fees partially offset by incurred bad debt expense. General and administrative expenses represented 23% of revenue for the six-month period ended June 30, 2002 compared to 29% for the comparable 2001 period.

Loss on contractual settlement in the six-month period ended June 30, 2002 was $345,207. As referred to above, on June 28, 2002, the Company entered into an interim agreement with its principal customer which resulted in aggregate accounts receivable owed as at May 31, 2002 in the amount of $345,207 not being collected. This item is described as loss on contractual settlement in the statement of income (loss).

Net income for the six-month period ended June 30, 2002 decreased to $26,643 from $256,756 for the comparable period in 2001. The income tax provision for the six-month period ended June 30, 2002 decreased to $44,669 from $171,171 for the comparable period in 2001. The deferred tax asset at June 30, 2002 in the amount of $122,000 represents the anticipated tax deduction for non-qualified stock option expense related to options issued in 1999. The tax deduction will be available if and when the stock options are exercised. The stock options expire in February of 2004 and are all exercisable at $3.00 per share. If, in the view of management, it becomes more likely than not that the stock options will not be exercised then it will be necessary to establish a valuation reserve against the deferred tax asset. If required, this valuation allowance will be recognized no later than December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had cash and cash equivalents of $1,073,207 as compared with $965,041 as at December 31, 2001.

At June 30, 2002, the Company had working capital of $1,725,847 as compared with $1,607,301 as at December 31, 2001. The increase primarily reflects higher cash and cash equivalents balances from cash provided by operations and the proceeds on the issuance of common stock. The Company intends to use these funds to further develop its current products, create and develop new products and to expand its sales and marketing efforts to increase the number of licensees of its products. Within working capital, accounts receivable decreased to $797,305 at June 30, 2002 from $1,306,931 as at December 31, 2001. The decrease reflects the loss on contractual settlement referred to above together with the collection of amounts owed to the Company for software installations completed during the three-month period ended March 31, 2002. The Company had made installments on account of its income tax liabilities for its 2002 taxation year prior to the recording of the loss on contractual settlement referred to above. As a result, as at June 30, 2002, the Company has income taxes recoverable in the amount of $145,294. At December 31, 2001, the Company had income taxes payable of $338,968.

At June 30, 2002, total assets decreased to $2,266,364 from $2,534,628 as at December 31, 2001.

Total liabilities decreased to $311,555 at June 30, 2002 from $700,213 as at December 31, 2001. The decrease represents the payment of 2001 income taxes in addition to a decrease in deferred revenue. The Company's revenue recognition policy for installation fees requires the delivery and installation of the Company's software and a determination that the collection of the fee from the licensee is assured.

Net cash provided by operating activities was $37,237 for the six-month period ended June 30, 2002. This compares to $142,383 for the comparable period in 2001. The decrease represents the reduction in net income for the period together with the remittance of income taxes for the 2001 and 2002 taxation years partially offset by collections on accounts receivable.

During the three-month period ended June 30, 2002, 125,000 employee stock options were exercised for proceeds of $93,751.

Management believes that the Company will have sufficient resources to support its growth through continued revenue improvements, the collection of its trade accounts receivable in the ordinary course of business and by continuing to monitor its expenses in light of the cash resources of the Company, but there can be no assurance that management's growth plans can be met.

There are presently no material commitments for capital expenditures. Due to the nature of its business, the Company does not require significant outlays for capital expenditures and, as a result, is not planning for any material capital expenditures for the foreseeable future.

RISKS AND UNCERTAINTIES

The Company has identified that there is uncertainty in North America relating to the lawfulness of Internet gaming. As such, notwithstanding the fact that its licensees operate from countries where such business is lawful if licensed, governments elsewhere, including the federal, state or any local governments in the United States may take the position that the Company's software and support systems are being played and or used unlawfully in their jurisdiction. Accordingly, the Company may face criminal prosecution in any number of jurisdictions for aiding and abetting others, such as its licensees, in operating an illegal gaming operation. The Company has devoted only limited resources to investigating the legal climate in which it operates. Many of the issues facing the Company are the same as those facing all other e-commerce and other Internet software providers and traditional software providers, as current laws are not clear as to who, if anyone, has jurisdiction over Internet-based commerce. A number of bills have been introduced in the United States House of Representatives to expressly ban Internet gaming. Although the Company intends to do business worldwide, any enforceable ban on Internet gaming in the United States would have a material adverse effect on the Company's business and both its short-term and long-term liquidity and its results of operations.

Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No 99.1 Certification Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99.2 Certification Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOT COM ENTERTAINMENT GROUP, INC.
(Registrant)

Date: August 12, 2002	/s/ SCOTT WHITE
Scott White
President and Chief Executive Officer

Date: August 12, 2002	/s/ DAVID CALLANDER
David Callander
Chief Financial Officer

EXHIBIT INDEX

No.	Description
99.1	Certification Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002