Form 10-Q
period 2002-09-30
DOT COM ENTERTAINMENT GROUP INC
filed 2002-11-14
CIK 1079279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                For the quarterly period ended:     September 30, 2002

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

Yes__X__         No_____

As of November 7, 2002, the registrant had 10,737,500 shares of Common Stock outstanding.

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

CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) September 30 2002	December 31 2001

Current assets:
Cash and cash equivalents	$ 1,200,455	$ 965,041
Accounts receivable:
Trade, less allowance of $39,000 ($25,000 - 2001)	542,635	1,306,931
Other	6,810	8,964
Income taxes recoverable	141,643	-
Prepaid expenses and deposits	37,963	26,578
Deferred tax asset	36,439	-
Total current assets	1,965,945	2,307,514

Fixed assets - net	102,554	105,114

Deferred tax asset	-	122,000

	$ 2,068,499	$ 2,534,628

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 178,612	$ 96,544
Accounts payable - officers	-	50,000
Restructuring reserve	124,644	-
Legal settlement reserve	96,222	-
Liability for share repurchase	28,450	-
Income taxes payable	40,588	338,968
Deferred revenue	132,334	214,701
Total current liabilities	600,850	700,213

Stockholders' equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,912,500 shares issued and 10,762,500 outstanding (December 31, 2001 - 10,787,500 shares issued and outstanding)	10,913	10,788
Additional paid in capital	1,569,864	1,454,887
Retained earnings (accumulated deficit)	(65,174)	368,740
	1,515,603	1,834,415
Treasury stock - 150,000 shares (nil - 2001) at cost	(47,954)	-
	1,467,649	1,834,415

	$ 2,068,499	$ 2,534,628

(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS (ACCUMULATED DEFICIT) (Unaudited)

	Three-Months Ended September 30		Nine-Months Ended September 30

	2002	2001	2002	2001
Revenues:
Royalties	$ 597,877	$ 672,355	$1,945,615	$ 1 ,920,157
Installation	4,771	285,225	495,767	520,842
e-digital and support services	64,150	145,933	278,740	301,216
Other income	50,000	-	60,000	-
	716,798	1,103,513	2,780,122	2,742,215
Expenses:
Sales, marketing and services to licensees	177,297	175,334	599,224	504,579
Research, software development and support services	343,246	273,601	1,087,753	673,985
General and administrative	289,659	274,037	770,030	755,203
	810,202	722,972	2,457,007	1,933,767
Loss on contractual settlement	-	-	345,207	-
Restructuring provision	125,681	-	125,681	-
Legal settlement provision	96,222	-	96,222	-
	1,032,105	722,972	3,024,117	1,933,767

Income (loss) before income taxes	(315,307)	380,541	(243,955)	808,448

Income tax provision
Current	59,689	115,208	104,358	185,379
Deferred	85,561	37,000	85,561	138,000
	145,250	152,208	189,919	323,379

Net income (loss)	(460,557)	228,333	(433,914)	485,069

Retained earnings (accumulated deficit), beginning of period	395,383	(84,677)	368,740	(341,413)

Retained earnings (accumulated deficit), end of period	$ (65,174)	$ 143,656	$ (65,174)	$ 43,656

Net income (loss) per share:
Basic	$ (0.04)	$ 0.02	$ (0.04)	$ 0.05

Diluted	$ (0.04)	$ 0.02	$ (0.04)	$ 0.04

Weighted average number of common shares outstanding:
Basic	10,862,500	10,785,000	10,840,278	10, 756,667

Diluted	10,862,500	12,117,211	10,840,278	11, 731,075

	(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three-Months Ended September 30		Nine-Months Ended September 30

	2002	2001	2002	2001
Cash flows from operating activities:
Net income (loss)	$ (460,557)	$ 228,333	$ (433,914)	$ 485,069
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Expenses satisfied via the issuance of warrants	1,750	-	1,750	-
Depreciation	11,471	7,522	32,445	16,685
Loss of contractual settlement	-	-	345,207	-
Restructuring provision	124,644	-	124,644	-
Legal settlement provision	96,222	-	96,222	-
Deferred income tax provision	85,561	37,000	85,561	138,000
Changes in non-cash working capital items:
Accounts receivable	259,000	(238,130)	421,243	(470,893)
Prepaid expenses and deposits	(27,507)	4,467	(11,385)	(6,313)
Accounts payable and accrued expenses	73,861	20,007	82,068	15,285
Accounts payable - officers	(300)	-	(50,000)	(75,805)
Income tax recoverable/payable	63,840	115,208	(420,422)	173,379
Deferred revenue	(74,170)	(17,925)	(82,367)	23,458
Net cash provided by operating activities	153,815	156,482	191,052	298,865

Cash flows from investing activities:
Purchases of fixed assets	(7,063)	(12,331)	(29,885)	(43,681)
Net cash used in investing activities	(7,063)	(12,331)	(29,885)	(43,681)

Cash flow from financing activities:
Proceeds from issuance of common stock	-	5,625	93,751	43,125
Repurchase of common stock	(19,504)	-	(19,504)	-
Net cash provided by (used in) financing activities	(19,504)	5,625	74,247	43,125

Net increase in cash and cash equivalents	127,248	149,776	235,414	298,309

Cash and cash equivalents, beginning of period	1,073,207	803,942	965,041	655,409
Cash and cash equivalents, end of period	$ 1,200,455	$ 953,718	$ 1,200,455	$953,718

Supplemental cash flow activities
Income taxes paid	$ 571	$ -	$ 529,503	$ 12,000

Interest paid	$ 4,722	$ -	$ 4,722	$ -
	(see accompanying notes)

DOT COM ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2002

NOTE 1. - BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements of dot com Entertainment Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, which includes audited consolidated financial statements and footnotes as of and for the years ended December 31, 2001 and 2000.

NOTE 2. - STOCK OPTIONS

            During the nine-month period ended September 30, 2002, the Company granted 820,000 options to directors and employees of the Company to purchase common stock of the Company at exercise prices ranging from $0.46 to $1.08 per share. These options will be accounted for under APB 25. Accordingly, no compensation expense has been recognized in the statement of income (loss), since the option price is greater or equal to the market value of the Company's common stock at the measurement date. During the three-month period ended June 30, 2002, 125,000 employee stock options were exercised for proceeds of $93,751. During the three-month period ended September 30, 2002 and the nine-month period ended September 30, 2002, the number of employee and director stock options which were forfeited was 655,000 and 810,000, respectively.

NOTE 3. - EARNINGS PER SHARE

            In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic earnings per share and diluted earnings per share. For the three-month period ended September 30, 2002 and for the nine-month period ended September 30, 2002, all outstanding stock options and warrants have not been considered common stock equivalents because their assumed exercise would be anti-dilutive for those periods. At September 30, 2002, there were 3,755,000 stock options and warrants outstanding with exercise prices ranging from $0.46 to $4.00. For the three-month period September 30, 2001 and the nine-month period ended September 30, 2001, the diluted weighted average common shares outstanding of 12,117,211 and 11,731,075, respectively, included the assumed exercise of 2,060,000 stock options with exercise prices ranging from $0.75 to $2.03 per share. These amounts were determined using the treasury stock method.

NOTE 4. - LOSS ON CONTRACTUAL SETTLEMENT

            During fiscal 2001, the Company signed a new license agreement with its principal customer which provided for a base royalty of $645,000 for fiscal 2001 together with a reduction in the royalty rate for the term of the new license agreement. This new license agreement had a term through 2011. During the three-month period ended March 31, 2002, the Company entered into an agreement with this customer whereby certain amounts owed under the new license agreement would be paid pursuant to a deferred payment arrangement with all amounts owed paid by September 30, 2002. The customer did not conform to this deferred payment arrangement. On June 28, 2002, the Company entered into an interim agreement with this customer which established the principles for amending the license agreement entered into in 2001. Under the terms of this interim agreement, aggregate accounts receivable owed as at May 31, 2002 in the amount of $345,207 were not collected. This item is described as loss on contractual settlement in the statement of income (loss). In addition, the royalty rate on this customer's net sales has been further reduced commencing June 1, 2002. Under this interim agreement, amounts aggregating to $184,405, which were included in accounts receivable as at June 30, 2002, were required to be paid and these payments were received on July 4, 2002. The remaining accounts receivable under the interim agreement in the amount of $227,000 was scheduled for payment by September 30, 2002. Of this latter amount, $80,000 was received prior to September 30, 2002 and $147,000 was received on October 16, 2002. On September 30, 2002, the Company completed the transfer of certain trademarks and domain names to this customer and, as a consequence, has recognized revenue of $50,000 which is included in other income. This amount is included in the $147,000 cash receipt referred to above.

            For the three-month period ended September 30, 2002 and the nine-month period ended September 30, 2002, this customer represented 30% and 43% of the Company's revenue, respectively (65% and 71% for the comparable periods in fiscal 2001). This customer represented 37% of the accounts receivable balance as at September 30, 2002 and 77% as at December 31, 2001.

NOTE 5. - DEFERRED TAXES

            At June 30, 2002, the Company had a recorded deferred tax asset in the amount of $122,000 which represented the anticipated future income tax deduction in the U.S. for non-qualified stock option expense related to stock options issued in 1999. The tax deduction would be available if and when the stock options were exercised. These stock options expire in February 2004 and are all-exercisable at $3.00 per share. In addition, the Company had also reduced income taxes payable in Canada by approximately $138,000 with respect to this item. Following an assessment of all the available evidence as at September 30, 2002, including such factors as the Company's internal forecasts, the volatility in the Company's marketplaces, the Company's prevailing share price and the general stock market opportunities for micro-cap companies, management has determined that it is now more likely than not that the stock options will not be exercised and, accordingly, a valuation allowance against the deferred tax asset in the amount of $122,000 has been established as at September 30, 2002 and the previously recorded income tax deduction has been reversed. Management will continue to monitor this matter quarterly and assess whether any adjustment to the valuation reserve is appropriate.

NOTE 6. - SHARE REPURCHASE

            On August 13, 2002, the Company announced a share-repurchase program under which up to $500,000 may be spent to repurchase up to 1 million shares of the Company's common stock. This repurchase program is available until August 8, 2003. To September 30, 2002, 150,000 shares of common stock have been repurchased for consideration of $47,954, including transaction fees. These shares are categorized as treasury stock in the consolidated balance sheets of the Company and are recorded at cost. The liability for the last tranche of shares repurchased on September 27, 2002 in the amount of $28,450, was settled by the Company on October 1, 2002 and accordingly, was accrued for at September 30, 2002 and is not reflected as a cash payment during the three-month period ended September 30, 2002. On November 4, 2002, a further 25,000 shares were repurchased for consideration of $7,250, including transaction fees.

NOTE 7. - RESTRUCTURING PROVISION

            During the three-month period ended September 30, 2002, management undertook a review of the Company's scope of service and determined that the Company would curtail e-digital and systems consulting service activities to reflect present marketplace opportunities. The restructuring provision recorded during the three-month period ended September 30, 2002 represents severance costs, including benefit costs, for seven individuals involved in these activities all of whom left the Company's employment by September 30, 2002.

NOTE 8. - CONTINGENT LIABILITY

            On January 15, 2002, the Company commenced a legal action against a third party for damages in the amount of $10,000,000 (Canadian) and punitive damages in the amount of $500,000 (Canadian), alleging unauthorized use of the Company's software. On February 19, 2002, the third party filed counterclaim against the Company for damages in the amount of $10,000,000 (Canadian) and exemplary damages in the amount of $5,000,000 (Canadian). Discussions between the parties have occurred and are ongoing with respect to settlement of this matter. Management has recorded a provision of approximately $96,000. Should the parties be unable to reach a settlement, the Company intends to vigorously pursue its claim and defend the counterclaim.

NOTE 9. - ACCOUNTS RECEIVABLE

            Statement of Position 01-6 "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to of Finance the Activities of Others" requires certain disclosures with respect to the Company's accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts. The allowance is based on the circumstances of each customer relationship as direct communication takes place with each customer where accounts are past-due, together with an assessment of the history of past write-offs and collections. It is not generally the practice of the Company to charge interest on delinquent accounts receivable. If interest is charged on delinquent accounts receivable, it would only be recognized in income when it is collected.

NOTE 10. - CASH AND CASH EQUIVALENTS

            The Company's cash and cash equivalents are on deposit with two financial institutions. The amounts deposited are substantially in excess of the amounts that would be covered by deposit insurance should such insurance coverage become required. Although cash accounts exceed insured deposit amounts, management does not anticipate non-performance by the financial institutions.

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

The Company derives its revenues from several sources, including its assessment of installation fees and royalties from the use of its software. Additionally, dot com generates revenue by providing licensees with technical support, maintenance, software upgrades, e-digital and systems consulting services. e-digital services include the production and maintenance of websites. As discussed further below, the Company has curtailed its activities in this latter area.

The following tables set forth selected information from the statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 and the balance sheets as at September 30, 2002 and December 31, 2001.

Selected Statement of Income (Loss) Information

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2002	2001	2002	2001

Revenues	$ 716,798	$ 1,103,513	$2,780,122)	$2,742,215
Operating expenses	1,032,105	722,972	3,024,117	1,933,767
Net income (loss)	(460,557)	228,333	(433,914)	485,069

Selected Balance Sheet Information

		September 30, 2002	December 31, 2001

Current assets		$ 1,965,945	$ 2,307,514
Current liabilities		600,850	700,213
Stockholders' equity		1,467,649	1,834,415

Review of the three-month period ended September 30, 2002 compared with the three-month period ended September 30, 2001

Revenues decreased to $716,798 for the three-month ended September 30, 2002 from $1,103,513 for the comparable 2001 quarter. Royalty revenue decreased to $597,877 for the three-month period ended September 30, 2002 from $672,355 for the comparable 2001 quarter. The decrease reflects the full impact for the quarter of the royalty rate adjustments that were announced by the Company in the second quarter of fiscal 2002. As previously announced, the royalty rate for the Company's principal customer was reduced effective June 1, 2002 and the royalty rates for a number of other licenses were reduced effective July 1, 2002. The objective of these royalty rate amendments was the standardization of royalty rates to market rates across the Company's customers. The aggregate impact of these amendments to the royalty structure resulted in royalty revenue decreasing by approximately $405,000 for the three-month period ended September 30, 2002 compared to the comparable 2001 quarter. A substantial offset to this reduction was the new royalty revenue generated by the increase in the number of the Company's licensees and from the overall increase in the activity level of licensees.

Installation fees, representing fees recognized on the delivery of the Company's software to licensees, decreased to $4,771 during the three-month period ended September 30, 2002 from $285,225 for the comparable 2001 quarter. Although there was one new installation during the quarter, that installation fee could not be recognized under the Company's revenue recognition practices. The Company only recognizes installation fees to the extent that the cash collection is considered assured. Accordingly, the installation fees recognized during the three-month period ended September 30, 2002 represented amounts that could not be recognized in earlier periods under the Company's revenue recognition practices.

e-digital and support services revenue decreased to $64,150 for the three-month period ended September 30, 2002 from $145,933 in the comparable 2001 quarter. e-digital and support service revenue will likely decrease further in the future as a result of the restructuring actions discussed below. Other revenue of $50,000 for the three-month period ended September 30, 2002 represented the transfer on September 30, 2002, of certain trademarks and domain names to the Company's principal customer.

During the three-month period ended September 30, 2002, 30% (65% - 2001) of the Company's revenue was provided by its principal customer. This customer also represents 37% of the trade accounts receivable at September 30, 2002 (77% at December 31, 2001). If the Company lost this customer, or it became insolvent and could not pay the balances owing to the Company, it would have a material adverse impact on the financial condition and results of operations of the Company.

Total expenses increased to $1,032,105 for the three-month period ended September 30, 2002 from $722,972 for the comparable 2001 quarter. The increase primarily relates to the restructuring provision and legal settlement provision, discussed further below, and the higher level of activity at the Company which includes an increase in the average staffing complement of approximately eight employees for the three-month period ended September 30, 2002 compared to the comparable 2001 quarter.

Sales, marketing and services to licensees expenses increased marginally to $177,297 for the three-month period ended September 30, 2002 from $175,334 for the comparable quarter in 2001. Sales, marketing and services to licensees expenses represented 25% of revenue for the three-month period ended September 30, 2002 compared to 16% for the comparable 2001 quarter.

Research, software development and support services expenses increased to $343,246 for the three-month period ended September 30, 2002 from $273,601 for the comparable 2001 quarter. The increase in expenses results from the hiring of software developers to improve and diversify the Company's products and services to reflect the growing demand realized, and anticipated, for these products and services. Research, software development and support services expenses represented 48% of revenue for the three-month period ended September 30, 2002 compared to 25% for the comparable 2001 quarter.

General and administrative expenses increased to $289,659 for the three-month period ended September 30, 2002 from $274,037 for the comparable quarter in 2001. The increase primarily results from increased compensation and benefit costs offset by decreased professional fees. General and administrative expenses represented 40% of revenue for the three-month period ended September 30, 2002 compared to 25% for the comparable 2001 quarter.

During the three-month period ended September 30, 2002, the Company recorded a restructuring provision of $125,681. During the three-month period ended September 30, 2002, management undertook a review of the Company's scope of service and determined that the Company would curtail e-digital and systems consulting service activities to reflect present marketplace opportunities. While the Company will still offer these services, they will no longer be actively marketed. The restructuring provision recorded during the three-month period ended September 30, 2002, represents the severance costs, including benefit costs, for the seven individuals involved in these activities all of whom left the Company's employment by September 30, 2002.

In addition, during the three-month period ended September 30, 2002, the Company recorded a legal settlement provision of $96,222. On January 15, 2002, the Company commenced a legal action against a third party for damages in the amount of $10,000,000 (Canadian) and punitive damages in the amount of $500,000 (Canadian), alleging unauthorized use of the Company's software. On February 19, 2002, the third party filed counterclaim against the Company for damages in the amount of $10,000,000 (Canadian) and exemplary damages in the amount of $5,000,000 (Canadian). Discussions between the parties have occurred and are ongoing with respect to settlement of this matter. Management has recorded a provision of approximately $96,000. Should the parties be unable to reach a settlement, the Company intends to vigorously pursue its claim and defend the counterclaim.

The income tax provision recorded in the three-month period ended September 30, 2002 was $145,250 compared to $152,208 recorded in the comparable 2001 quarter. The deferred provision recorded in the three-month period ended September 30, 2002 was $85,561 compared to a deferred tax provision of $37,000 in the comparable 2001 quarter. At June 30, 2002, the Company had a recorded deferred tax asset in the amount of $122,000 which represented the anticipated tax deduction in the U.S. for non-qualified stock option expense related to stock options issued in 1999. The tax deduction would be available if and when the stock options were exercised. These stock options expire in February 2004 and are all-exercisable at $3.00 per share. In addition, the Company had also reduced income taxes payable in Canada by approximately $138,000 with respect to this item. Following an assessment of all the available evidence as at September 30, 2002, including such factors as the Company's internal forecasts, the volatility in the Company's marketplaces, the Company's prevailing share price and the general stock market opportunities for micro-cap companies, management has determined that it is now more likely than not that the stock options will not be exercised and, accordingly, the previously recorded income tax deduction has been reversed and a valuation allowance against the deferred tax asset in the amount of $122,000 has been established as at September 30, 2002. Management will continue to monitor this matter quarterly and assess whether any adjustment to the valuation reserve is appropriate.

The net loss for the three-month period ended September 30, 2002 was $460,557 compared to net income of $228,333 for the comparable 2001 quarter.

Review of the nine-month period ended September 30, 2002 compared with the nine-month period ended September 30, 2001

Revenues increased to $2,780,122 for the nine-month period ended September 30, 2002 from $2,742,215 for the comparable period in 2001. Royalty revenue increased to $1,945,615 for the nine-month period ended September 30, 2002 from $1,920,157 for the comparable period in 2001. As discussed above, during the six-month period ended June 30, 2002, the Company had reduced the royalty rate for its principal customer and during the three-month period ended September 30, 2002, the Company has reduced the royalty rates for a number of other licensees. The objective of the royalty rate amendments was the standardization of royalty rates to market rates across the Company's customers. The aggregate impact of these amendments to the royalty structure, resulted in royalty revenue decreasing by approximately $577,000 for the nine-month period ended September 30, 2002 compared to the comparable 2001 period. A substantial offset to this reduction was the new royalty revenue generated by the increase in the number of the Company's licensees and from the overall increase in the activity level of licensees.

Installation fees, representing fees recognized on the delivery of the Company's software to licensees, decreased to $495,767 during the nine-month period ended September 30, 2002 from $520,842 for the comparable 2001 period. These installation fees represented the installation of the Company's software to eight licensee sites during the nine-month period ended September 30, 2002. Seven of these sites generated royalty revenue in the nine-month period ended September 30, 2002. Although there was one new installation during the three-month period ended September 30, 2002, that installation fee could not be recognized under the Company's revenue recognition practices. The Company only recognizes installation fees to the extent that the cash collection is considered assured. e-digital and support services revenue decreased to $278,740 for the nine-month period ended September 30, 2002 compared with $301,206 for the comparable 2001 period.

During the nine-month period ended September 30, 2002, 43% (71% - 2001) of the Company's revenue was provided by its principal customer. If the Company lost this customer or if it became insolvent and could not pay the balances owing to the Company, it would have a material adverse impact on the financial condition and results of operations of the Company.

Total expenses increased to $3,024,117 for the nine-month period ended September 30, 2002 from $1,933,767 for the comparable period in 2001. The increase primarily relates to the restructuring provision and legal settlement provision, discussed further above, and the higher level of activity at the Company which including an increase in the average staffing complement of 15 for the nine-month period ended September 30, 2002 compared to the comparable period in 2001. At September 30, 2002, the Company had 34 full-time employees and consultants compared to 38 at September 30, 2001.

Sales, marketing and services to licensees expenses increased to $599,224 for the nine-month period ended September 30, 2002 from $504,579 for the comparable period in 2001. The increase represented the additional costs of the e-digital division the operations of which are being curtailed as discussed above. Sales, marketing and services to licensees expenses represented 22% of revenue for the nine-month period ended September 30, 2002 compared to 18% for the comparable 2001 period.

Research, software development and support services expenses increased to $1,087,753 for the nine-month period ended September 30, 2002 from $673,985 for the comparable period in 2001. The increase in development expenses results from the hiring of software developers to improve and diversify the Company's products and services to reflect the growing demand realized, and anticipated, for these products and services. Research, software development and support services also includes an amount of $22,500 representing the remaining marginal cost from a one-time non-recurring buy-out of an existing management contract due to expire in December 2002. Research, software development and support services expenses represented 39% of revenue for the nine-month period ended September 30, 2002 compared to 25% for the comparable 2001 period.

General and administrative expense increased to $770,030 for the nine-month period ended September 30, 2002 from $755,203 for the comparable period in 2001. The increase primarily results from an increase in depreciation expense, accommodation costs and compensation and benefit costs offset by a decrease in professional and legal fees. General and administrative expenses represented 28% of revenue for both the nine-month period ended September 30, 2002 and September 30, 2001.

Loss on contractual settlement in the nine-month period ended September 30, 2002 was $345,207. During fiscal 2001, the Company signed a new license agreement with its principal customer which provided for a base royalty of $645,000 for fiscal 2001 together with a reduction in the royalty rate for the term of the new license agreement. This new license agreement had a term through 2011. During the three-month period ended March 31, 2002, the Company entered into an agreement with this customer whereby certain amounts owed under the new license agreement would be paid pursuant to a deferred payment arrangement with all amounts owed paid by September 30, 2002. The customer did not conform to this deferred payment arrangement. On June 28, 2002, the Company entered into an interim agreement with this customer which established the principles for amending the license agreement entered into in 2001. Under the terms of this interim agreement, aggregate accounts receivable owed as at May 31, 2002 in the amount of $345,207 were not collected. This item is described as loss on contractual settlement in the statement of income (loss). In addition, the royalty rate on this customer's net sales has been further reduced commencing June 1, 2002. Under this interim agreement, amounts aggregating to $184,405, which were included in accounts receivable as at June 30, 2002, were required to be paid and these payments were received on July 4, 2002. The remaining accounts receivable under the interim agreement in the amount of $227,000 was scheduled for payment by September 30, 2002. Of this latter amount, $80,000 was received prior to September 30, 2002 and $147,000 was received on October 16, 2002. On September 30, 2002, the Company completed the transfer of certain trademarks and domain names to this customer and, as a consequence, has recognized revenue of $50,000 which is included in other income. This amount is included in the $147,000 cash receipt referred to above.

As discussed above, the Company recorded two provisions in the nine-month period ended September 30, 2002. A restructuring provision was recorded in the amount of $125,681 and a legal settlement provision was recorded in the amount of $96,222.

The income tax provision recorded in the nine-month period ended September 30, 2002 was $189,919 compared to $323,379 for the comparable period in 2001. The deferred provision recorded in the nine-month period ended September 30, 2002 was $85,561 compared to a deferred tax provision of $138,000 in the comparable 2001 period. At June 30, 2002, the Company had a recorded deferred tax asset in the amount of $122,000 which represented the anticipated tax deduction in the U.S. for non-qualified stock option expense related to stock options issued in 1999. The tax deduction would be available if and when the stock options were exercised. These stock options expire in February 2004 and are all-exercisable at $3.00 per share. In addition, the Company had also reduced income taxes payable in Canada by approximately $138,000 with respect to this item. Following an assessment of all the available evidence as at September 30, 2002, including such factors as the Company's internal forecasts, the volatility in the Company's marketplaces, the Company's prevailing share price and the general stock market opportunities for micro-cap companies, management has determined that it is now more likely than not that the stock options will not be exercised and, accordingly, the previously recorded income tax deduction has been reversed and a valuation allowance against the deferred tax asset in the amount of $122,000 has been established as at September 30, 2002.

The net loss of $433,914 for the nine-month period ended September 30, 2002 compares to net income of $485,069 for the comparable period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had cash and cash equivalents of $1,200,455 as compared with $965,041 at December 31, 2001.

At September 30, 2002, the Company had working capital of $1,365,095 as compared with $1,607,301 at December 31, 2001. The Company intends to use these funds to further develop its current products, create and develop new products and to expand its sales and marketing efforts to increase the number of licensees of its products. Within working capital, accounts receivable decreased to $542,635 at September 30, 2002 from $1,306,931 as at December 31, 2001. The decrease reflects the impact of the cash collections contemplated under the interim agreement with the Company's principal customer notwithstanding that the receipt of $147,000, included in accounts receivable and which was anticipated to be received on September 30, 2002, was not received until October 16, 2002. During the nine-month period ended September 30, 2002, the Company made installments of $529,503 on account of its 2001 and 2002 taxation years. As a result of the loss recorded for the nine-month period ended September 30, 2002, the installments for the 2002 taxation year are in excess of requirements and accordingly, at September 30, 2002, the Company has a net income taxes recoverable of $101,055.

At September 30, 2002, total assets decreased to $2,068,499 from $2,534,628 at December 31, 2001. The decrease is due primarily due to the operating loss for the nine-month period ended September 30, 2002.

Total liabilities decreased to $600,850 at September 30, 2001 from $700,213 at December 31, 2001. The decrease represents the remittance of taxation obligations and the decrease in deferred revenue offset by the reserves for the restructuring provision and legal settlement provision referred to above.

Net cash provided by operating activities was $191,052 for the nine-month period ended September 30, 2002. This compares to cash provided by operating activities of $298,865 for the same period in the prior year. The reduction in cash generated from operations results from the net loss that was earned in the current year offset by the net impact of the collection of accounts receivable, the impact of recording non-cash provisions during the period and the remittances to the taxation authorities of required installments.

During the nine-month period ended September 30, 2002, 125,000 employee stock options were exercised for proceeds of $93,751. During the nine-month period ended September 30, 2001, 57,500 employee stock options were exercised for proceeds of $43,125.

On August 13, 2002, the Company announced a share-repurchase program under which up to $500,000 may be spent to repurchase up to 1 million shares of the Company's common stock. This repurchase program is available until August 8, 2003. To September 30, 2002, 150,000 shares of common stock have been repurchased for consideration of $47,954. These shares are categorized as treasury stock in the consolidated balance sheets of the Company and are recorded at cost. The liability for the last tranche of shares repurchased on September 27, 2002, in the amount of $28,450, was settled by the Company on October 1, 2002 and accordingly, was accrued for at September 30, 2002 and is not reflected as a cash payment during the three-month period ended September 30, 2002. On November 4, 2002, a further 25,000 shares were repurchased for consideration of $7,250, including transaction fees.

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

RISKS AND UNCERTAINTIES

The Company has identified that there is uncertainty in North America relating to the lawfulness of Internet gaming. As such, notwithstanding the fact that its licensees operate from countries where such business is lawful if licensed, governments elsewhere, including the federal, state or any local governments in the United States may take the position that the Company's software and support systems are being played and or used unlawfully in their jurisdiction. Accordingly, the Company may face criminal prosecution in any number of jurisdictions for aiding and abetting others, such as its licensees, in operating an illegal gaming operation. The Company has devoted only limited resources to investigating the legal climate in which it operates. Many of the issues facing the Company are the same as those facing all other e-commerce and other Internet software providers and traditional software providers, as current laws are not clear as to who, if anyone, has jurisdiction over Internet-based commerce. A number of bills have been introduced and / or passed in the United States House of Representatives to expressly ban Internet gaming and / or curtail the use of credit cards and / or curtail other methods of electronic commerce for the processing of internet gaming transactions. Although the Company intends to do business worldwide, any enforceable ban on Internet gaming in the United States would have a material adverse effect on the Company's business and both its short-term and long-term liquidity and its results of operations. Subsequent to the tragic events of September 11, 2001, the United States House of Representatives has introduced sweeping anti-terrorist legislation, which in its early stages also included provisions regarding money laundering and Internet gaming. Although the provisions relating to Internet gaming were removed from the legislation, should the legislation be re-introduced and pass, it will have a significant negative impact on the ability of the Company to generate revenues.

Item 4 - Controls and Procedures

Within 90 days before the filing date of this quarterly report (the "Evaluation Date") we carried out an evaluation, under the supervision and with the participation of the Company's management, including, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)).  Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner. Management will continue to review this matter with particular emphasis on the documentation of the Company's disclosure controls and procedures. There have been no changes in the system of internal control or in other factors that could significantly affect such controls since the Evaluation Date.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits.
Exhibit No. 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOT COM ENTERTAINMENT GROUP, INC.
(Registrant)

Date: November 7, 2002	/s/ SCOTT WHITE Scott White President and Chief Executive Officer

Date: November 7, 2002	/s/ DAVID CALLANDER David Callander Chief Financial Officer

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott F. White, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of dot com Entertainment Group, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Scott F. White
Scott F. White
Chief Executive Officer
November 7, 2002

 I, David Callander, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of dot com Entertainment Group, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David Callander
David Callander
Chief Financial Officer
November 7, 2002