Form 10KSB
period 2002-12-31
DOT COM ENTERTAINMENT GROUP INC
filed 2003-03-31
CIK 1079279

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
Common Stock
(Title of Class)

Check whether the issuer

(1)  filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)  has been subject to such filing requirements for the past 90 days.

Yes    X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2002 were $3,505,771.

The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of March 21, 2003, computed by reference to the close price as at March 21, 2003 of $0.15 of the registrant's Common Stock as quoted on the OTC Bulletin Board service on such dates, was approximately $1,267,740.

As at March 21, 2003, there were 10,855,500 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes        No    X

PART 1

This annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report and in the documents incorporated by reference into this annual report that is not a statement of an historical fact constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate" and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause dot com Entertainment Group, Inc.'s future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. We have no obligation or intent to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed below under "OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS", "BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" and elsewhere in this annual report generally. You should be aware that the matters described under "GOVERNMENT LICENSING AND REGULATION" and "OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS" in this annual report, could have a material adverse effect on our business, financial condition and results of operation.

ITEM 1.   DESCRIPTION OF BUSINESS

A.    CORPORATE HISTORY

dot com Entertainment Group, Inc. (the "Company" or "DCEG"), formerly operating under the name of Affiliated Adjusters, Inc. (hereinafter "Affiliated") was incorporated on December 11, 1981 in the State of Florida. On January 27, 1999, Affiliated acquired 100% of the shares of the Precyse Corporation of Oakville, Canada (hereinafter "Precyse"). Prior to its acquisition of Precyse, Affiliated conducted no business and had only nominal assets and liabilities. On February 2, 1999, Affiliated changed its name to dot com Entertainment Group, Inc.

B.    BUSINESS OF ISSUER

ORGANIZATIONAL STRUCTURE

DOT COM ENTERTAINMENT CORPORATE ORGANIZATIONAL CHART

dot com Entertainment Group, Inc. (Florida, U.S.A.)
/ /	| |		\ \
dot com (Antigua) Ltd. (Antigua)	Precyse Corporation (Ontario, Canada)		DCEG Inc. (Ontario, Canada)
	/ /	\ \	| |
	dot com Management Ltd. (Ontario, Canada)	Precyse (Barbados) Limited (Barbados)	Parlay Entertainment Limited (Barbados)

Overview of DCEG Group:

DCEG, through its affiliated companies, is in the business of developing and supporting Internet entertainment software, including games such as 75 and 90 ball bingo; casino-style games such as slots, video poker and roulette; lottery-style games such as pull-tabs and scratch & win; and other similar games. In most cases, original game concepts are created by DCEG.

DCEG licenses the use of its software, through its wholly-owned affiliate Parlay Entertainment Limited, of Barbados (hereinafter "Parlay"), in consideration for the payment of an initial up-front implementation fee and a flat fee per concurrent user or a percentage of the net revenues generated by a licensee. DCEG also generates revenue through support and maintenance fees, software upgrade fees, product enhancement and custom design fees and fees charged for marketing and general management consulting services.

DCEG's strategic focus is to increase the quality and number of its licensees, while also increasing the scope of its products and services. The Company's expenses are based in part on product development, marketing and administration. As of December 31, 2002, all costs associated with development have been expensed as they were incurred which often is before a product is released or licensed. A significant portion of DCEG's expenses are wages to employees and therefore not variable. As the Company increases its production and licensing activities, expenses will increase and, if revenues do not improve proportionally, net income is likely to be disproportionately affected.

DCEG CORPORATE STRUCTURE, DESCRIPTION OF LEGAL ENTITIES:

dot com Entertainment Group, Inc.

dot com Entertainment Group, Inc. is the group's parent company, incorporated in Florida with its shares listed for trading on the OTC Bulletin Board. dot com Entertainment Group, Inc. carries on its business through the activities of its subsidiary corporations and affiliates. It owns directly 100% of the issued and outstanding shares of Precyse, DCEG Inc. and dot com (Antigua) Ltd.

DCEG Inc.

DCEG Inc. is based in Oakville, Ontario and is a wholly-owned subsidiary of dot com Entertainment Group, Inc. DCEG Inc. operates as the Canadian holding company for DCEG, which in turn owns and controls the shares of Parlay. DCEG Inc. also performs treasury, management, corporate marketing and other services for DCEG and affiliated companies.

Precyse Corporation

Precyse Corporation (hereinafter "Precyse") is based in Oakville, Ontario. Precyse is DCEG's software development company, employing the majority of DCEG's employees. Precyse develops DCEG's core software technologies pursuant to an agreement with Parlay. In addition to the development of DCEG's core technologies, Precyse is responsible for research and development, creative development and the development of related (and/or third party) applications.

Precyse (Barbados) Limited

Precyse (Barbados) Limited (hereinafter "PrecyseB") is based in Christ Church, Barbados. PrecyseB is DCEG's non-core software development company, employing a small number of DCEG's employees. PrecyseB develops software technologies, including game monitors, testing tools, simulators, emulators, custom projects, client specific applications, product enhancements, graphic support and fringe products. PrecyseB has a board of directors that is constituted by a majority of Barbados residents.

Parlay Entertainment Limited

Parlay maintains both a registered and corporate office in Christ Church, Barbados. Parlay owns and licenses DCEG's intellectual property and has full- and part-time employees, who perform services in group sales, licensing, business administration, business operations or contract support. Parlay has its own board of directors, which is constituted by a majority of Barbados residents.

dot com (Antigua) Ltd.

dot com (Antigua) Ltd. (hereinafter "Antiguaco") is based in St. John's, Antigua. Until the constitution of Parlay in February of 2002, Antiguaco was DCEG's licensing subsidiary. Antiguaco does not have any full or part-time employees and no longer licenses DCEG software technologies. Antiguaco conducted minimal business in 2002 and has only nominal assets and liabilities. The business operations of Antiguaco will cease in 2003.

dot com Management Ltd.

dot com Management Ltd. (hereinafter "DCM") is based in Oakville, Ontario and is a wholly-owned subsidiary of Precyse. DCM operates as a leasing company, performing lease management services for the DCEG group.

PRODUCTS AND SERVICES

DCEG, through its affiliated companies, develops and licenses its software products and support services to customers who operate their businesses from jurisdictions where Internet gaming is lawful or tolerated. Parlay also licenses the Company's software products to land-based operators in North America, who use its gaming technologies for entertainment or play-for-fun purposes.

Parlay Bingo Games

Parlay's Internet Bingo client software is available as a Windows download and/or server based Flash and Java versions. The Bingo software provides a full multi-media interface including chat and dynamic graphics, with all versions maintaining a recognized Parlay-look and feel across each platform. Parlay's Bingo software provides Internet Bingo players with the flexibility to choose the platform that best suits their computer, bandwidth or desktop situation. The software provides customization of the environment allowing for the use of a variety of Bingo announcers, callers, patterns, backgrounds and graphics.

Parlay Casino Games

Parlay's Casino games use server-based Java and Flash platforms to provide easily accessible on-line games for use by the Company's licensees and their players. The cross-platform nature of Java and Flash makes it possible to play these games on all major operating systems, online, with minimal downloading required. Parlay presently has a variety of Java Casino Games including Videopoker, Blackjack, Slots, Caribbean Poker, Craps and Roulette. Parlay's Flash Casino Games utilize the Flash programming language, which also provides easily accessible on-line games for use by licensees. The cross-platform nature of Flash also makes it possible to play these games on all major operating systems, online, with virtually no downloading required.

Parlay Lottery Games

Parlay's lottery games are based on Flash technology and are fully customizable. The games offered include scratch bingo, keno, pick 3, match-n-win, pull tabs and other lottery style games. These games are attractive additions to bingo and casino offerings for both operators and players.

LICENSEES

Parlay owns and licenses DCEG's integrated technology systems. Parlay earns installation and implementation fees by providing and supporting its software. Parlay receives a continuing percentage of the licensee's net revenues (the "Royalty") or alternatively a flat software license fee based on the number of concurrent users ("Software Licensing Fees"), depending on the terms of the license agreement. License agreements vary in length from one to ten years.

As the Royalty is calculated based on a percentage interest in a licensee's net revenue, it will vary depending on the technology licensed, the performance of the licensee, the licensee's projected growth and the scope of the technology and support services purchased from the Company. As the Software Licensing Fees are calculated based on the number of concurrent users of the Parlay software, they will vary depending on the concurrent use of the software by licensee players from time to time. After the initial installation of the software, Parlay provides technical support to licensees, on terms set out in a support and maintenance agreement. Licensees are not obliged to enter into a support and maintenance agreement, and each arrangement depends on the licensee's requirements.

As at January 31, 2003, the Company had 23 licensees, providing for the deployment of 25 Internet Bingo Halls and 12 Internet Casinos.

At December 31, 2002, one customer represented 36% (less than 10% in 2001) of DCEG's trade accounts receivable (hereinafter "Customer 1"). DCEG derived 13% (less than 10% in 2001) of its revenue for fiscal 2002 from Customer 1. At December 31, 2002, a second customer represented 17% (77% in 2001) of trade accounts receivable (hereinafter "Customer 2"). DCEG derived 27% (66% in 2001) of its revenue for fiscal 2002 from Customer 2. At December 31, 2002, a third customer represented 13% (less than 10% in 2001) of trade accounts receivable (hereinafter "Customer 3"). DCEG derived less than 10% (less than 10% in 2001) of its revenue for fiscal 2002 from Customer 3. The loss of any one of these customers could have a material adverse effect on the Company.

It is anticipated that the majority of DCEG's future revenue and earnings growth will come from royalty income, software licensing fees, software implementation fees, support and maintenance fees, and fees associated with providing additional services to licensees.

COMPANY MISSION AND VISION

Mission Statement

DCEG intends to enrich the global entertainment market through the creation of great software solutions.

Vision Statement

DCEG will strive to innovate and/or enable quality entertainment technologies globally: in communities, in homes and in regulated environments.
DCEG will strive to ensure that its software products are regarded as the "best in class" by the industry, clients and end users.
DCEG will strive to garner accolades from our industry with respect to our reputation and integrity.

GROWTH STRATEGY

DCEG is moving to transition itself from a "product centric" value discipline to an "operational excellence model." This will give DCEG the opportunity to provide for systematic methodology and continuous improvement. DCEG will position itself so that its industry and its customer-base will see the Company as a provider of value, through a well-organized team. DCEG will strive to not over-promise and under deliver, making customer relationships a positive experience with seamless "end to end" product delivery.

DCEG, through its subsidiaries, will strive to produce, license and support a reliable, flexible, standard technology product, which is easy to install and use and which creates and improves efficiencies for clients. Parlay will strive to provide dependable, responsive support services, which train licensees to make use of easy to use software technologies. This will allow customers to become self-sufficient, by making use of standard processes incorporated in the software.

DCEG intends to capitalize on its experience in the on-line Bingo sector and its expertise in the analysis of licensee data to become a world leader in the development of online Bingo, Casino, Lottery and related gaming technologies.

MARKETING STRATEGY

DCEG has positioned its "Parlay" brand as its sales, marketing and services group, which supplies all software and services to its customers. Parlay has commenced the process to position itself "front-of-mind" to the on-line entertainment industry through the promotion of its expanding and diversified product suite.

By focusing on its product suite, Parlay will promote its customizable game technologies to offer licensees a realistic gaming experience. As a "first mover" in Internet Bingo, Parlay will make use of its multi-faceted back office management utilities, leading edge platforms, upcoming designs, open architecture and easy integration of third-party delivery options to increase market share in Bingo and other gaming verticals.

The Company will commit to adhering to industry standards in areas of software development and regulatory compliance and adopt software lifecycle "best practices" which will continue to improve software quality and productivity.

DCEG's "soft-gaming" focus also allows it to explore relationships with governments, not-for-profit organizations and North American based entertainment companies, which will license the Company's technologies in free-play and play-for-points environments. DCEG may continue to develop such relationships with land-based and "cyber" brands, as the use of free-play Bingo and related games will generate goodwill for the Company and demand for its technology by players.

SALES STRATEGY

The on-line entertainment industry is changing from a licensee-base that is entrepreneurial in nature, to one comprised of large and established land-based gaming entities, media companies, governments and charities. With the development of highly regulated e-gaming jurisdictions worldwide, non-North American markets present the greatest near-term opportunity. Parlay's sales strategy will be to expand the product base with new games, multi-lingual support, added platforms and delivery systems, multi-currency support and other features that will increase appeal in international markets.

Product distribution is primarily accomplished through a direct sales approach. In addition to direct sales channels, DCEG may develop associations with other software providers where it will license and customize its technology on a generic basis to enhance other providers' technology offerings ("white label" distribution). A third sales channel is the sub-licensing of products by existing licensees.

The sales strategy will focus on land brands and key "cyber" brands over the next five years. DCEG has shifted its pricing model to a single license fee and ongoing monthly maintenance fee. The objective is to detach ongoing license revenue from the gaming deposits of licensees.

The Company will make its technology offering more attractive to all operators and move from a heavy dependency on Bingo to a complete product suite with a downloadable Casino product and a full and robust Lottery product. DCEG will have a three-pronged to-market thrust, which will include:

Strong marketing depth led by seasoned industry veterans to build brand and marketing capabilities;
Complementing existing sales teams with a dedicated European/UK presence; and
Complementing the above with new sales channels and partners as appropriate.

COMPETITIVE ENVIRONMENT

DCEG experiences competition from the following types of organizations:

Traditional land-based Bingo and/or gaming properties;
"Cyber" brands (owner/operator/developers);
Software suppliers;
Electronic gaming companies; and,
Other entertainment/media companies.

There are a growing list of software companies engaged in the licensing of Internet gaming software including Access Gaming Systems, Bet and Chat, Global Entertainment, iCrystal Inc., iGlobeMedia, Innoco, Max Skyweb, Microgaming, OddsOn Inc., Q-Seven Systems, Radiate Software, Random Logic, Realtime Gaming, World Gaming, Chartwell Technology, Inc., First Multimedia Group, Cryptologic, Inc., Boss Media AB, Net Entertainment, Unified Gaming, Bingoworkz and other private and public companies.

The Internet gaming and wagering industry is becoming increasingly competitive. With relatively low barriers to entry, new competitors are entering segments such as the development and licensing of Casino games, sports betting software, pari-mutuel wagering and lottery and Bingo products. In each of these segments, there currently exist several major competitors. Because many of these competitors focus on delivering Internet Casino and Sportsbook products, as opposed to focusing on Internet Bingo, the Company believes that it still has a competitive advantage in the Internet Bingo category.

DCEG expects the number of companies offering products and services directed at supporting Internet Bingo and Casino technologies to increase. As such, the Company expects to compete directly with these companies, as well as other established companies that may enter the Internet gaming industry. Many of DCEG's current and potential competitors have far greater resources than the Company.

RESEARCH AND PRODUCT DEVELOPMENT

In 2002, the Company developed a new software version (Parlay version 1.0) and enhanced its current software technologies. In 2003, the primary focus for Parlay will be the continued enhancement and improvement of its technologies and the development of new systems architectures that will enable it to embrace new delivery methods for e-gaming.

As the traditional Casino and Bingo gaming markets converge with similar interactive online gaming markets, new games or versions of old games that redefine the online gaming market will emerge. DCEG intends to continue in the development of new inventories of different types, styles and themes of games.

Fiscal 2002 expenses related to research and software development amounted to approximately $501,000 ($340,000 - 2001), which comprised approximately 14% (9% in 2001) of total revenues.

For the fiscal year 2003, the Company plans to spend approximately $900,000 on development of new software products and services. The Company plans to fund these activities from the available cash flow from the operations of the Company's business.

NUMBER OF EMPLOYEES

At December 31, 2002, the Company had 35 employees, compared with 39 employees at December 31, 2001. Subsequent to December 31, 2002, DCEG hired an additional 2 employees and the Company is still in the process of hiring additional full-time technical, marketing, administrative and operational support staff to fill positions required by the Company.

PATENTS AND TRADEMARKS

Patents

On March 9, 2001, the Company filed a Canadian patent application with the Canadian Intellectual Property Office to protect the uniqueness of its Internet gaming technologies. The application, "METHOD AND SYSTEM FOR OPERATING A BINGO GAME ON THE INTERNET" has been assessed with application number 2,340,152.

Patent application number 2,340,152 is defined by the following claims:

"The method of operating the game includes the steps of providing game cards for purchase by game participants, wherein at least one of the game cards is a winning card. A sequence of calls is generated and applied to each of the game cards for determining the winning card. The generated sequence of calls is then transmitted to the game participants, where it is repeated for playing the game. The advantage of this method is the ability to determine the correct game winner even in the event that a network connect is lost during the game.

The system for implementing the game according to the above method includes several components. A processor is provided for processing game card purchase orders. A generator provides the sequence of calls. A processor applies the sequence of calls to the game cards for determining the winner. A network distributes the sequence of calls to each of the game participants at the same time."

On March 12, 2001, the Company filed a patent application with the United States Patent and Trademark Office. The application, "METHOD AND SYSTEM FOR OPERATING A BINGO GAME ON THE INTERNET" has been assessed under serial number 09/802,876 and will proceed to issue upon payment of the issuance fees in the amount of US$940.00. On December 19, 2002 the Company forwarded the issuance fees to its patent and trademark attorneys and the patent should be issued in early 2003.

The Patent serial number 09/802,876 is defined by the following claims:

"The method of operating the game includes the steps of providing game cards for purchase by game participants, wherein at least one of the game cards is a winning card. A sequence of calls is generated and applied to each of the game cards for determining the winning card. The generated sequence of calls is then transmitted to the game participants, where it is repeated for playing the game. The advantage of this method is the ability to determine the correct game winner even in the event that a network connect is lost during the game.

The system for implementing the game according to the above method includes several components. A processor is provided for processing game card purchase orders. A generator provides the sequence of calls. A processor applies the sequence of calls to the game cards for determining the winner. A network distributes the sequence of calls to each of the game participants at the same time."

Trademarks

CYBERBINGO

Precyse filed an application in Canada to register its trademark CYBERBINGO. The trademark was registered on October 10, 2000 as registration number TMA534205.

The wares set out in the application are as follows:

"Computer software for use in playing bingo on a computer for use only as authorized pursuant to the Criminal Code."

On May 5, 2000, Precyse applied to register the CYBERBINGO trademark in the United States. The wares set out in the application are as follows:

"Computer software for use in playing bingo on a computer."

On May 28, 2002, the trademark was registered as registration number 2,572,839.

On September 30, 2002, DCEG entered into an agreement to, amongst other things, assign the above trademarks to The Cyberbingo Corporation of St. John's, Antigua for valuable consideration.

WHERE THE WORLD PLAYS BINGO

Precyse applied to register its trademark "WHERE THE WORLD PLAYS BINGO" in Canada. On December 27, 2002, this trademark was registered under trademark number TMA572.407. The wares set out in the application are as follows:

"Downloadable computer software for use in playing the game of bingo on a computer."

Precyse applied to register its trademark "WHERE THE WORLD PLAYS BINGO" in the United States. On February 5, 2002, this trademark was registered under trademark registration number 2,537,308. The wares set out in the application are as follows:

"Downloadable computer software for use in playing the game of bingo on a computer."

DOT COM ENTERTAINMENT GROUP, INC. - ARROW & GLOBE Design ("e")

On September 21, 2000, DCEG applied to register its trademark "e" for the Arrow & Globe design in Canada. The application was approved by the Canadian Trade Marks office on March 8, 2002. The trademark should be registered in early 2003 and can be found under the following application number (No. 1,076,014). The wares that are set out in the application are as follows:

"Computer software for allowing a user to play interactive games over the internet, computer software allowing an operator to host and manage interactive games over the internet; computer software for use in managing and administering on-line transactions."

On October 4, 2000, DCEG applied to register its trademark "e" for the Arrow & Globe design in the United States. The application has been assigned with application number No. 76/140,545 and is currently pending. On June 22, 2001, the Company filed an amendment to this application and is awaiting a response to that filing. The wares that are set out in the application are as follows:

"Computer software for allowing a user to play interactive games over the internet, computer software allowing an operator to host and manage interactive games over the internet; computer software for use in managing and administering on-line transactions."

HOUSE EDGE

On May 22, 2002, Precyse applied to register its trademark HOUSE EDGE. The Canadian Trade Marks office has assigned the application with Application Number 1,141,504. The wares that are set out in the application are as follows:

"Web-based management and reporting system software."

CYBERBINGO NETWORK

On June 28, 2002, Precyse applied to register its trademark CYBERBINGO NETWORK. The Canadian Trade Marks office has assigned the application with Application Number 1,145,458. The wares that are set out in the application are as follows:

"Member referral program services, on-line bingo hall services."

PARLAY ENTERTAINMENT (& Design)

On December 31, 2002, Parlay applied to register its trademark PARLAY ENTERTAINMENT. The Canadian Trade Marks office has assigned the application with Application Number 1,163,665. The wares that are set out in the application are as follows:

"Computer software for allowing a user to play interactive games over the Internet; computer software allowing an operator to host and manage interactive games over the Internet; computer software for use in on-line purchasing; and computer software for use in managing and administering on-line transactions."

The Company applies for and maintains its patents and trademarks to protect the proprietary nature of its products, to protect its corporate branding marks and to protect certain names and phrases that are unique to the Company. By protecting its products, marks, names and phrases, the Company plans to maintain a competitive edge and to differentiate itself in its market.

GOVERNMENT REGULATION

Regulatory Environment

To the best of the Company's knowledge, all licensees operate their interactive Casinos and Bingo Halls from jurisdictions where Internet gaming is regulated or tolerated. All licensees provide a representation to the effect that "the Licensee will assume responsibility for determining the legality of using the software, including, without limitation, accepting wagers in whichever jurisdictions they choose to market to and receive wagers from" in their license agreements with DCEG.

As has been the case for several years, a significant debate exists whether the laws of any country other than the country where the computer gaming servers are physically located has jurisdiction over the operations of a Parlay licensee. Many of the Company's licensees believe that they are not subject to the laws of any country other than the laws of the country where they are licensed or alternatively operate their business. As a result, they accept customers from any country.

Some licensees may not directly accept wagers from residents of some countries and may implement procedures that prevent customers from entering the game or collecting on winnings from wagers from the residents of such countries. While such procedures, as with most precautions, may be susceptible to circumvention, the Company requires that licensees operate their businesses in accordance with the laws of the jurisdiction in which they are located. It is in the licensee's discretion to determine from which jurisdictions its players will play.

Historically, gaming activities have been subject to extensive statutory and regulatory control by government authorities, and have been very dependent on, and likely significantly affected by, any changes in the political climate and economic and regulatory policies of the countries where gaming facilities are located. Future changes may impact the operations of the Company in a materially adverse way. Various laws and regulations could have a direct and material effect on the business, and indirectly could have a material effect on the demand for the software of DCEG.

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

The Company believes that its activities and the activities of its subsidiaries do not violate, or are not subject to, such laws and regulations. However, because there is very little clear statutory and case law authority, this conclusion is not free from doubt. The Company faces the risk of either civil or criminal proceedings brought by governmental or private litigants who disagree with the Company's interpretation of laws and regulations. Because there is little guiding authority, there is a risk that the Company could lose such lawsuits or actions and be subject to significant damages or civil or criminal penalties and fines. Such proceedings could also involve substantial litigation expense; diversion of the attention of key executives; or injunctions or other prohibitions being invoked against the Company, its licensees and its subsidiaries. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

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

The U.S. Department of Justice has taken the position that the federal criminal laws of the United States do, in fact, address interactive gaming operators that accept wagers from residents of the United States. They have taken this position on previously pending legislation and they have pursued various criminal prosecutions.

In late 2002, the U.S. Fifth Circuit Court of Appeals upheld a previous ruling by a lower court that the Federal Interstate Wire Act does not extend to casino-style gaming over the Internet, setting a precedent opposing the U.S. Department of Justice's position.

The Company believes that if such laws prohibiting were found to be applicable to its business, the business of its affiliates or the activities of its licensees, such laws would have a material adverse effect on the Company's business, revenues, operating results and financial condition. If it was determined that such laws were applicable to the activities of licensees and affiliates of the Company, the licensees may have to change the types of wagering provided to residents of the United States. This would affect their current operations, and there may be a delay in offering acceptable wagering products to such customers. There would be no assurance that the wagering products offered to such customers would be as profitable to the licensees or to affiliates of the Company as the wagering products currently offered to such customers by the licensees.

Governments around the world are increasingly supporting the view that the regulation of on-line gaming is preferable to prohibition. Currently, more than 60 governments regulate some form of Internet gaming.

In 2002, the U.K. government announced its intention to become a world leader in the licensing and regulation of on-line gaming. These new measures are expected to be implemented during 2004. In addition, both Alderney and the Isle of Man, have implemented strict regulatory regimes for on-line gaming consistent with standards applicable to land-based gaming.

However, dating back to 1996, there have been federal legislative efforts to prohibit certain types of interactive gaming in the United States, primarily by Senator Kyl and Congressmen Leach, LaFalce and Goodlatte. All of these efforts have failed to date.

Most recently, in 2002, Bill H.R. 556, entitled the Unlawful Internet Gambling Funding Prohibition Act, a piece of legislation attempting to restrict Internet gaming, passed the U.S. House of Representatives. H.R. 556, however, failed to move any further before the end of that session of Congress.

In response to H.R. 556, Congressman John Conyers introduced legislation to create a commission to evaluate and recommend how U.S. governments at the federal and state levels should best regulate, rather than prohibit, Internet gaming.

Both of these Bills have been re-introduced in 2003, and are currently under consideration by Congress.

If passed in the United States, legislation banning or restricting Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

In addition, as electronic commerce further develops, it may generally be the subject of government regulation. As well, present laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced in a manner that restricts the electronic commerce market. Any such developments could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS.

You should be aware that the factors described above, under "Government Regulation" and elsewhere in this annual report generally, could have a material adverse effect on the Company's business, financial condition and results of operation.

THE COMPANY COULD REQUIRE FINANCING WHICH MAY NOT BE AVAILABLE.

In the event that the Company desires to expand quickly, it would be required to use a substantial amount of its assets to fund operations. There can be no assurance that the Company possesses sufficient assets for these purposes and, therefore, as is true for other companies contemplating significant growth, DCEG may require debt or equity financing. Such additional financing may not be available, may not be available on terms acceptable to the Company and, if available, may result in substantial dilution of the equity interests of existing shareholders.

If additional financing is not available, the Company would reduce its expansion plans to the point where it has, and will likely continue to have, sufficient cash flow and expense flexibility to fund the expanded operations.

THE COMPANY FACES SIGNIFICANT INCREASED COMPETITION.

The Internet gaming industry involves rapid technological change and is characterized by intense and substantial competition. Many of the companies, both domestic and foreign, with which the Company competes are well established, substantially larger and have substantially greater resources. As new competitors emerge, the Company will have to compete with other companies that may have greater market recognition, greater resources and/or broader distribution capabilities. Increased competition by existing and future competitors could materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY HAS A LIMITED OPERATING HISTORY, THEREFORE THERE IS A DEGREE OF UNCERTAINTY WHETHER ITS BUSINESS PLANS WILL BE SUCCESSFUL.

DCEG has only a limited history of operations. To the extent that the Company implements its business plan, its business will be subject to all of the problems, expenses, delays and risks inherent in a young business enterprise, including, without limitation, limited capital, delays in program development, possible cost overruns, uncertain market acceptance and a limited operating history.

THE GAMING INDUSTRY IS A VOLATILE INDUSTRY.

The gaming industry is a volatile industry, which is sensitive to economic conditions. When economic conditions are prosperous, gaming industry revenues increase. Conversely, when economic conditions are unfavorable, gaming industry revenues decline. Any significant decline in general corporate conditions or the economy that affect consumer spending could have a material adverse affect on the Company's business, financial condition and results of operations.

THE COMPANY DEPENDS ON KEY PERSONNEL.

The loss of key personnel could have a material adverse effect on the business of the Company, including its financial condition and results of operations. Although the Company maintains key person life insurance on certain of its key employees, it may not be able to secure or maintain key person life insurance on all of its key personnel.

In addition, the Company's future operating results depend in part upon its ability to attract and retain other qualified key personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting these personnel. The failure to attract or retain such persons could materially adversely affect DCEG's business, financial condition and results of operations.

DCEG'S SOFTWARE AND/OR COMPUTER NETWORK INFRASTRUCTURE MAY FAIL.

The performance of the Company's software is critical to its reputation and to achieving market acceptance. Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of its services, will reduce the attractiveness of the Company's services to its clients. An increase in the volume of usage of online services could also strain the capacity of the software or the hardware employed, which could lead to system failures, thereby adversely affecting the Company's revenues.

The occurrence of technical failure, whether caused by DCEG's software or not, could result in interruptions, delays or cessation in service to users, which could have a material adverse affect on the Company's business, financial condition and results of operations.

A large portion of DCEG's computer network infrastructure is located at a leased facility in Oakville, Ontario. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, Internet breakdowns, break-ins, and similar events. While DCEG does have redundant facilities through a secondary system employed by its telecommunication provider, in the event of an emergency, these systems could also fail. Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors that could cause system failures when introduced.

DCEG's licensees are also dependent upon search engines, web browsers, Internet service providers and other on-line service providers to provide Internet users access to their web sites. Players may experience difficulties accessing or using licensee web sites due to system failures or delays unrelated to the Company's systems. It is unlikely that any of DCEG's licensees carry business interruption insurance to compensate them, or DCEG, for lost royalties in the event of these types of losses.

DCEG'S FUTURE GROWTH DEPENDS ON CONTINUED GROWTH IN THE USE OF THE INTERNET.

The Company's future success is substantially dependent upon continued growth in the use of the Internet and, as it relates to the Company's business, in the acceptance and volume of commercial transactions on the Internet. There can be no assurance that the number of Internet users will continue to grow, or that commerce over the Internet will become more widespread.

The Internet may not prove to be a viable commercial marketplace for a number of reasons, including: lack of acceptable security technologies; lack of access and ease of use; congestion of traffic; inconsistent quality of service and lack of availability of cost-effective, high-speed service; potentially inadequate development of the necessary infrastructure; excessive governmental regulation; uncertainty regarding intellectual property ownership; and timely development and commercialization of performance improvements, including high-speed modems.

DCEG's success also depends upon, among other things, the continued development and maintenance of a viable Internet infrastructure to support the continued growth in the use of the Internet. The maintenance and improvement of this infrastructure will require timely development of products, such as high-speed modems and communications equipment, to continue to provide reliable Internet access and improved content. The current Internet infrastructure may not be able to support an increased number of users or the increased bandwidth requirements of users and, as such, the performance or reliability of the Internet may be adversely affected.

Furthermore, the Internet has experienced certain outages and delays as a result of damage to portions of its infrastructure. Similar outages and delays in the future could adversely affect the level of traffic on licensee web sites. The effectiveness of the Internet may decline due to delays in the development or adoption of new standards and next-generation Internet protocols designed to support increased levels of activity. There can be no assurance that the infrastructure, products or services necessary to ensure the continued expansion of the Internet will be developed, or that the Internet will become a viable commercial medium. If the necessary infrastructure, standards, protocols, products, services or facilities are not developed, or if the Internet does not become a viable commercial medium, the Company's results of operations and financial condition could be materially and adversely affected.

Even if such infrastructure, standards or protocols or complementary products, services or facilities are developed, there can be no assurance that DCEG will not be required to incur substantial expenditures in order to adapt its services to changing or emerging technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, it is anticipated that additional domain levels may be created (such as ".zip"). To the extent additional domain levels are added, their existence may greatly increase the level of competition for the Company's licensees.

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

There can be no assurance that DCEG will be successful in responding quickly, cost effectively and sufficiently to these or other such developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures to modify or adapt the Company's web sites. A failure to respond rapidly to technological developments could have a material adverse effect on the Company's business, results of operations and financial condition.

DCEG MUST CONTINUE TO IMPROVE AND EXPAND ITS SKILLS AND PERSONNEL, BUT MAY NOT BE ABLE TO DO SO.

In order to expand its business operations, the Company must continue to improve and expand the expertise of its personnel and must attract, train and manage qualified senior executives and employees to oversee and manage its contemplated expanded operations.

There can be no assurance that DCEG will be able to manage effectively the expansion of its operations or that its current personnel, systems, procedures and controls will be adequate to support operations. Any failure of management to manage effectively the Company's growth could have a material adverse effect on DCEG's business, results of operations and financial condition.

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

THE COMPANY HAS LIMITED INTELLECTUAL PROPERTY PROTECTION AND COMPETITORS MAY BE ABLE TO APPROPRIATE ITS TECHNOLOGY.

DCEG regards its trade secrets and similar intellectual property as critical to its success. In that context, the Company will rely on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions.

There is no guarantee that these efforts will be adequate that the Company will be able to secure trademark registrations for all of its marks in the United States or other countries or that third parties will not infringe upon or misappropriate its copyrights, trademarks, service marks and similar proprietary rights.

In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries and the global nature of the Internet makes it impossible to control the ultimate jurisdiction of the Company's licensee web sites. Since trademark and copyright protections are not "self-enforcing," future litigation may be necessary to enforce and protect DCEG's secrets, copyrights and other intellectual property rights.

DCEG may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Such litigation could result in substantial costs. An adverse outcome could require the Company to cease using such intellectual property.

Further, licensees may appropriate or reverse engineer DCEG's Internet technologies and offer them for sale as a competitor. Any litigation regarding proprietary rights could be costly, unavailable or unenforceable, will divert management's attention, and result in the loss of certain of the Company's proprietary rights and/or competitive advantage. As a violation of DCEG's proprietary rights could prevent the Company from selling its services, it may have a material adverse effect on DCEG's business, results of operations and financial condition.

DCEG'S SYSTEM FACES ON-LINE SECURITY RISKS.

DCEG's networks and software technologies may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party that is able to circumvent security measures could misappropriate proprietary information and, perhaps at least as critically, cause interruptions in licensee operations or the operations of the Company.

Other software and Internet companies have in the past experienced, or may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. DCEG may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

There can be no assurance that any measures implemented will not be circumvented in the future.

Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to clients accessing the licensee web sites, which could have a material adverse effect on Company business, results of operations and financial condition.

THE COMPANY MAY BE HELD LIABLE FOR THE CONTENT OF WEB SITES.

As a distributor of Internet enabling software, DCEG faces potential liability for negligence, copyright, patent, trademark infringement, defamation, disparagement and other claims based on the nature and content of the materials that it transmits. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors.

The Company may not have the resources to secure adequate insurance to cover such potential claims of this type or such insurance if available may not be adequate to indemnify the Company for all liability that may be imposed. In addition, although DCEG generally requires its content providers to indemnify the Company for such liability, such indemnification may be inadequate or unenforceable.

Any imposition of liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification by a content provider could have a material adverse effect on the Company's business, results of operations and financial condition.

THE TRADING MARKET FOR DCEG'S STOCK IS ILLIQUID.

The shares of DCEG's common stock are quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board ("OTC Bulletin Board"). This quotation system generally supports companies that do not meet the listing requirements of the NASDAQ Market or the U.S. exchanges. As a result, investors may find it more difficult to dispose of or to obtain accurate quotations of the Company's common stock.

In addition, quotations on the OTC Bulletin Board depend on the willingness of broker-dealers to make a market for the stock. There can be no assurance that DCEG's common stock will continue to be quoted on the OTC Bulletin Board or that there will continue to be a market for such stock.

THE COMPANY MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND IT LACKS PRODUCT LIABILITY INSURANCE.

DCEG faces substantial risk of exposure to product liability claims in the event that the products it develops and licenses contain errors, "bugs" or defects. DCEG does not presently have product liability insurance and there can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all.

Further, there can be no assurance that such insurance, if obtained, will be adequate to cover potential product liability claims, or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect the Company's business, financial condition and results of operations.

DCEG MAY BE SUBJECT TO REGULATION OF INTERNET GAMING.

DCEG and its licensees are subject to applicable laws in the jurisdictions in which they are located. As companies and consumers involved in Internet gaming are located around the globe, including the end-users of DCEG's systems, there is uncertainty regarding exactly which governments have jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on DCEG's business, revenues, operating results and financial condition.

In addition, legislation designed to restrict or prohibit Internet gaming may be adopted in the future in the United States or other jurisdictions. Also, existing legislation around the world, including the United States and its individual state statutes, could be construed to prohibit or restrict gaming through the use of the Internet and there is a risk governmental authorities may view DCEG's systems or the Company as having violated such statutes.

There is a risk that criminal and civil proceedings could be initiated in such jurisdictions against DCEG's licensees or the Company and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against DCEG's licensees or the Company. Such proceedings could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

In addition, as electronic commerce develops further, it may generally be the subject of government regulation. Also, present laws that pre-date or are incompatible with Internet electronic commerce may be enforced in a manner that restricts the electronic commerce market. Any such developments could have a material adverse effect on DCEG's business, revenues, operating results and financial condition.

DCEG'S LICENSEES MAY WITHHOLD PAYMENT OR BECOME INSOLVENT WITHOUT LEGAL RECOURSE.

DCEG's licensees are constituted in jurisdictions where it may not be possible to collect royalty or other income or enforce its license agreements effectively. Because licensees do not provide a performance bond, it is possible that some of the Company's licensees will become insolvent or judgment-proof. The uncertainty surrounding the collection of Royalty payments or other amounts owed to the Company could have a material adverse effect on DCEG's business, revenues, operating results and financial condition.

DCEG IS AT RISK OF CURRENCY FLUCTUATIONS AND CONTROLS.

The Company's costs are generally incurred in U.S. and Canadian currencies while its revenues are generally received in U.S. dollars. Therefore, the Company's operating results may be affected by relative fluctuations in the exchange rates applicable to the currencies in which it transacts business. Currency exchange rates are determined by market factors beyond the Company's control, and may vary substantially during the course of a period. Further, the Company's ability to repatriate to Canada funds arising in connection with foreign licensees may be adversely affected by currency and exchange control regulations, money-laundering controls other controls imposed by the country in which the Company's software is exploited.

CREDIT CARD COMPANIES MAY LIMIT CREDIT CARD USE IN INTERNET GAMING.

Licensees' revenues are generally collected through on-line credit card processing. Recently some credit card companies, such as MasterCard, and certain credit card issuing banks in the United States, have stopped processing transactions from on-line gaming customers. Such further action by credit card companies or issuers could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its premises, which are located at 150 Randall St., Oakville, Ontario, under a lease agreement. During the year ended December 31, 2002, the Company renegotiated its premises lease agreement coincident with increasing the overall square footage leased. The new agreement extends to December 31, 2005 and provides the Company with one five-year renewal period based on market rental rates in effect in December 2005. Rent expense under these agreements for the year ended December 31, 2002 was approximately $91,000 ($84,000 - 2001).

The Company's United States offices are located at 300 Delaware Ave., Buffalo, NY 14203. The Company has use of this space through a lease arrangement, which lease is on a month-to-month basis. This is a shared office facility with a total lease obligation of approximately $3,600 per annum.

The Company's Barbados offices are leased by Parlay and are located at Mistle Cove, St. Lawrence Gap, Christ Church, Barbados. The lease has a 6-month term, with a total lease obligation of approximately $25,000 over the term.

There are currently no proposed programs for the renovation, improvement or development of the properties currently leased by the Company.

The approximate future minimum payments required under the Company's property lease agreements are as follows:

2003	$123,000
2004	98,000
2005	98,000
$319,000

ITEM 3.LEGAL PROCEEDINGS

None

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the last quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. MARKET INFORMATION

The Company's common stock is reported by the NASD Over-The-Counter Bulletin Board under the symbol "DCEG," and on the Third Market Segment of the Frankfurt Stock Exchange under the symbol "DOZ."

The following table sets forth the range of high and low bid quotations for the Company's common stock for each of the periods indicated as reported by the NASD Over-The-Counter Bulletin Board. Bid quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31 , 2002	$ 1.35	$0 .82
June 30 , 2002	$ 1.05	$ 0.46
September 30, 2002	$ 0.65	$0.24
December 31 , 2002	$ 0.27	$ 0.16

March 31, 2001	$1.22	$0.41
June 30, 2001	$2.09	$0.91
September 30, 2001	$2.85	$1.12
December 31, 2001	$1.65	$0.98

At December 31, 2002, the Company had outstanding options to employees, officers, directors and consultants to purchase up to 3,487,500 shares, at exercise prices ranging from $0.20 to $3.00 per share.

During the year ended December 31, 2002, 125,000 (57,500 in 2001) stock options with exercise prices of $0.75 ($0.75 in 2001) were exercised by employees of the Company for proceeds to the Company of $93,751 ($43,125 in 2001). The shares delivered on exercise of the options were covered under a Registration Statement on Form S-8.  The plan, which has been adopted by the Board of Directors, provides that the total number of common shares for which options may be granted annually shall be limited to 20% of the issued and outstanding common shares of the Company. These options may be granted to directors, officers, employees and consultants at the discretion of the Board of Directors. Under the plan, the options granted will either qualify as incentive stock options ("ISO's") in accordance with IRC Section 422 or options which are not intended to be ISO's ("non-qualified options"). Upon grant of the option, management will determine the exercise price, which shall not be less than the fair value of the Company's common stock at the date of grant, the vesting period and the term, which shall not exceed five years.

During the year ended December 31, 2002, the Company issued 20,000 warrants. Each warrant provides the holder with the opportunity to purchase a share of common stock at a price of $0.50 per share. These warrants expire at the end of October 2004. These warrants were issued in satisfaction of an obligation, and have been recorded as an expense in accordance with the provisions of SFAS 123, using the Black-Scholes pricing model. Total expense recorded on these warrants was $1,750. As at December 31, 2002 and 2001, there are a further 200,000 warrants outstanding and each of these warrants provides the holder with the opportunity to purchase a share of common stock at a price of $4.00 per share. These warrants expire in February 2004.

In addition, on December 16, 2002 the Company issued 250,000 shares of common stock at $0.25 per share on a private placement basis to Mr. Anthony De Werth, who is a member of the board of directors, for proceeds of $62,500.

On August 13, 2002, the Company announced a share-repurchase program under which up to $500,000 could be spent to repurchase up to 1 million shares of the Company's common stock. This repurchase program is available until August 8, 2003. To December 31, 2002, 467,000 shares of common stock had been repurchased, for aggregate consideration of $117,984, including transaction fees. In December of 2002, it was determined that these shares would be cancelled; accordingly, these shares are reflected as retired in the financial statements.

In February 2003, the Company issued 160,000 common shares to directors in return for services rendered as part of the directors' compensation package for 2003.

SECURITY HOLDERS

The approximate number of shareholders of record of the common stock of the Company at December 31, 2002 was 31.

DIVIDENDS

No dividends have been declared or paid on the Company's common stock and the Company has no plans to pay dividends for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Equity Compensation Plan information is as follows:

Equity Compensation Plan Information
	a	b	c
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding column (a))

Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	3,487,500 _______________	$0.90 _______________	* ___
Total	3,487,500	$0.90	*

* The Company's Stock Option Plan provides that up to 20% of the issued and outstanding shares of the Common Stock of the Company may be granted in any given calendar year.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

DCEG is an Internet software development company, specializing in the creation and support of Internet entertainment products and related services.

DCEG is not an Internet gaming company, in that it does not directly accept wagers used to play games of chance on the Internet. Rather, it develops and licenses the use of its commercial software products and other intellectual property to independent third parties located in jurisdictions where Internet gaming is regulated or tolerated.

The Company derives its revenues from several sources, including its assessment of installation fees and royalties from the use of its software. Additionally, DCEG generates revenue on a fee for service basis by providing licensees with e-digital and support services (such services include web site design and integration, custom products, corporate branding, systems consulting services and technical support, maintenance and software upgrades).

For the 2002 fiscal year, all revenues were generated from foreign customers located in jurisdictions where on-line gaming is regulated or tolerated. The total cash requirements for the Company for 2003 are estimated to be approximately $3.9 million. Funding for these cash requirements is anticipated to be earned from normal business operations. Of the $3.9 million in cash requirements, approximately $0.9 million is expected to be spent on the development of enhanced and new software products. The Company is not planning to significantly add to its headcount in 2003 but is planning to add up to three new employees to enhance its sales and marketing efforts.

The United States dollar is the principal currency of the Company and accordingly the financial statements of the Company are expressed in United States dollars. The Company derives all of its revenues in United States dollars. Certain of the Company's expenses are incurred in Canadian dollars and these expenses are converted into United States dollars at the exchange rates on the transaction dates. The average exchange rate to convert Canadian dollars to United States dollars was $0.6364 in 2002 and $0.6570 in 2001.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These accounting principles require that management make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to periodic evaluation. Management believes that the estimates, judgments and assumptions upon which management relies are reasonable based upon information available to management at the time these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent that there are material differences between these estimates, judgments or assumptions and actual results, the Company's consolidated financial statements will be affected. The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the reported financial results include the following:

Revenue Recognition
Accounting for Research and Development Costs
Accounts Receivable

Revenue Recognition

Revenue recognition rules for software development companies are very complex. The Company follows very specific and detailed guidance in measuring revenue. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions". The Company's intention in complying with these accounting regulations is to minimize the application of estimates, judgments and assumptions in the revenue recognition process. The Company generates several types of revenue in its operations.

Installation fees are recognized when the Company has delivered, installed and integrated its software at the licensee's place of operation and collection is assured. Delivery, installation and integration are confirmed by the receipt of a Confirmation of Software Delivery certificate from the licensee.  The Company uses the standard of assurance of cash collection as the Company generally has limited ability to pursue the non-payment of amounts owed given that the Company's customers operate in international jurisdictions. The assessment that cash collection is assured at the financial reporting date is based on the receipt of cash by the Company within the period subsequent to the financial reporting date through the date that the Company takes to complete its period-end financial reporting process. Revenue attributable to undelivered elements, including the commitment for technical support and future upgrades, is based on the average sales price of those elements and is recognized rateably on a straight-line basis over the license term. If the average sales price of the undelivered item is not readily determinable, based on vendor specific objective evidence, the entire payment received in advance is deferred and recognized rateably on a straight-line basis over the license term.

Royalty fees are collected from licensees who license the Company's Internet entertainment software. Royalty revenue is recognized as licensees earn revenues from providing Internet services to their customers.

e-digital and support services revenue is recognized when the service has been provided.

Deposits received from customers prior to revenue recognition are classified as deferred revenue in the balance sheet.

Accounting for Research and Development Costs

The Company invests significant resources in the ongoing improvement of its existing software products and the development of new and enhanced software products. The Company has carefully reviewed the provisions of SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" and has concluded that, to date, no material amounts would qualify for deferral under this pronouncement and accordingly, all computer software developments costs have been expensed as incurred. The Company expects, however, that the requirements for computer software costs to be deferred may be met in fiscal 2003. Such deferral of costs will require the definition of the attainment of technical feasibility of development projects and the definition of the completion of development projects. In addition, it will be necessary to undertake a periodic review of the recoverability of deferred amounts against the net realizable value of such deferred costs which will include an estimate of future gross revenues from certain products.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts. The allowance is based on the circumstances of each customer relationship, as direct communication takes place with each customer where accounts are past due, together with an assessment of the history of past write-offs and collections. Typically under the Company's license agreements, amounts are due 15 days after the invoice date. The Company generally has limited ability to pursue non-payment of amounts owed given that the Company's customers operate in international jurisdictions. The allowance for doubtful accounts generally relates to unpaid royalty amounts, including amounts that may be owed under minimum royalty obligations pursuant to the Company's license arrangements. The financial condition of customers can deteriorate and for that reason, and others, cash collections can be delayed. In such circumstances, additional allowances for doubtful accounts may be required.

In addition, the Company has chosen to account for its stock option plans utilizing the intrinsic value method specified under APB Opinion No. 25, "Accounting for Stock Issued to Employees". As required under SFAS 123, "Accounting for Stock-Based Compensation", the pro-forma effects on reported net income (loss) had the Company elected to recognize compensation costs based on the fair value of the employee options at the grant date are disclosed in note 9 to the consolidated financial statements along with the assumptions used in the determination of the fair value of the options granted. The Company does not presently intend to adopt the fair value method of accounting for stock options granted to employees.

In many cases, the accounting treatment of a particular transaction is prescribed by GAAP and, accordingly, management does not require judgment in the application of GAAP. There are also areas in which management's judgment in selecting amongst available alternatives would not produce a materially different result. The Company's senior management has reviewed these critical accounting policies and related disclosures with the audit committee of the board of directors of the Company. See Note 1 to the consolidated financial statements which contain further information regarding the Company's accounting policies and other disclosures required by GAAP.

The following tables set forth selected information from the statements of income (loss) for the years ended December 31, 2002 and 2001 and the balance sheets as at December 31, 2002 and 2001.

SELECTED STATEMENT OF INCOME (LOSS) INFORMATION

	Years Ended December 31,

	2002	2001
Revenues	$3,505,771	$3,802,815
Expenses	3,866,737	2,619,226
Net income (loss)	(514,466)	710,153

SELECTED BALANCE SHEET INFORMATION

	At December 31,
	2002	2001
Current assets	$1,656,430	$2,307,514
Current liabilities	393,592	700,213
Stockholders' equity	1,383,817	1,834,415

RESULTS OF OPERATIONS

Revenues decreased to $3,505,771 for the year ended December 31, 2002 from $3,802,815 for the year ended December 31, 2001. Royalty revenue decreased to $2,551,541 in 2002, compared to $2,687,134 in 2001. The decrease reflects the impact in fiscal 2002 of the royalty rate adjustments that were announced by the Company in the second quarter of fiscal 2002. As previously announced, the royalty rate for the Company's principal customer was reduced effective June 1, 2002 and the royalty rates for a number of other licensees were reduced effective July 1, 2002. The objective of these royalty rate amendments was the standardization of royalty rates to market rates across the Company's customers. The aggregate impact of these amendments to the royalty structure resulted in royalty revenue decreasing by approximately $1,371,000 for fiscal 2002 compared to fiscal 2001. A substantial offset to this reduction was the new royalty revenue generated by the increase in the number of the Company's licensees and from the overall increase in the activity level of licensees.

Installation fees, representing fees recognized on the delivery of the Company's software to licensees decreased to $585,538 in fiscal 2002 from $713,566 in fiscal 2001. The fees earned in fiscal 2002 represented both new installations and fees earned on providing licensees with a new upgrade of the Company's software. At December 31, 2002, $60,000 of installation fees pursuant to delivered software could not be recognized pursuant the Company's revenue recognition practices.

e-digital and support service revenue decreased to $308,692 for fiscal 2002 from $402,115 for fiscal 2001. e-digital and support service revenue will likely decrease further in the future as a result of the restructuring actions discussed below. Other income of $60,000 for fiscal 2002 principally represented the transfer, on September 30, 2002, of certain trademarks and domain names to the Company's principal customer.

During fiscal 2002, 27% (66% - 2001) of the Company's revenue was provided by one customer. This customer represents 17% of trade accounts receivable at December 31, 2002 (77% - 2001). In addition, during fiscal 2002, 13% (7% - 2001) of the Company's revenue was provided by an additional customer. This customer represents 36% of trade accounts receivable at December 31, 2002 (5% - 2001). Further, one additional customer, which represented less than 10% of revenue for each of fiscal 2002 and 2001 and which represented less than 10% of trade accounts receivable at December 31, 2001, represents 13% of trade accounts receivable at December 31, 2002. If the Company lost any of these customers, or any of them became insolvent and could not pay the balances owing to the Company, it would have a material adverse impact on the financial condition and results of operations of the Company. For fiscal 2002, no other individual customer represented in excess of 10% of annual revenue or represented more than 10% of December 31, 2002 trade accounts receivable.

Total expenses increased to $3,866,737 for the year ended December 31, 2002, compared to $2,619,226 for the year ended December 31, 2001. The increase primarily relates to the loss on contractual settlement, the restructuring provision and the legal settlement provision, discussed below, and the higher level of activity at the Company which includes an increase in the average staffing complement of approximately seven employees for fiscal 2002 compared to fiscal 2001. At December 31, 2002, the Company had 35 employees and consultants compared to 39 at December 31, 2001.

Research, software development and support services expenses increased to $1,387,376 in fiscal 2002, compared with $965,064 in 2001. The primary reason for the increase in research, software development and support services expenses came from the hiring of additional software developers to continue the improvement of the Company's product together with increases in software costs to facilitate their efforts. Research, software development and support services expenses represented 40% of revenue for fiscal 2002 compared to 25% for fiscal 2001.

General and administrative expenses increased to $1,185,614 compared with $960,500 in fiscal 2001. The primary reason for the increase in general and administrative expenses is the increase in compensation costs to employees and consultants amounting to approximately $88,000 along with additional premises costs following an increase in the amount of rented space used by the Company in 2002 of approximately $18,000. Also contributing to the increase in general and administrative costs were higher charges for depreciation of approximately $26,000 and increased bad debt expense of approximately $77,000. General and administrative expenses represented 34% of revenue for fiscal 2002 compared to 25% for fiscal 2001.

Sales, marketing and services to licensees expenses increased to $739,220 from $693,662 in fiscal 2001. The reason for the increase in sales, marketing and services to licensees expenses were higher compensation costs to employees and consultants and increased bad debt expense. Sales, marketing and services to licensees expenses represented 21% of revenue for fiscal 2002 compared to 18% for fiscal 2001.

During the year ended December 31, 2002, the Company recorded a loss on contractual settlement in the amount of $345,207. During fiscal 2001, the Company signed a new license agreement with its principal customer which provided for a base royalty of $645,000 for fiscal 2001 together with a reduction in the royalty rate for the term of the new license agreement. This new license agreement had a term through 2011. During the three-month period ended March 31, 2002, the Company entered into an agreement with this customer whereby certain amounts owed under the new license agreement would be paid pursuant to a deferred payment arrangement with all amounts owed paid by September 30, 2002. The customer did not conform to this deferred payment arrangement. On June 28, 2002, the Company entered into an interim agreement with this customer which established the principles for amending the license agreement entered into in 2001. Under the terms of this interim agreement, aggregate accounts receivable owed as at May 31, 2002 in the amount of $345,207 were not collected. This item is described as loss on contractual settlement in the statement of income (loss). In addition, the royalty rate on this customer's net sales has been further reduced commencing June 1, 2002. Under this interim agreement, amounts aggregating to $411,405 were required to be paid and these payments were all received prior to December 31, 2002, in conformity with the agreed payment schedule.

During the year ended December 31, 2002, the Company recorded a restructuring provision of $125,681 following a review by management of the Company's scope of service. It was determined that the Company would curtail e-digital and systems consulting service activities to reflect marketplace opportunities. While the Company will still offer these services, they will no longer be actively marketed. The restructuring provision recorded during the three-month period ended September 30, 2002, represents the severance costs, including benefit costs, for the seven individuals involved in these activities all of whom left the Company's employment by September 30, 2002. $58,181 of the provision was paid out prior to December 31, 2002 and the balance of $67,500 was paid in early January 2003.

During the three-month period ended September 30, 2002, the Company recorded a legal settlement provision of $96,222. This provision related to an action commenced by the Company on January 15, 2002 against a third party for damages in the amount of $10,000,000 (Canadian) and punitive damages in the amount of $500,000 (Canadian), alleging unauthorized use of the Company's software. On February 19, 2002, the third party filed a counterclaim against the Company for damages in the amount of $10,000,000 (Canadian) and exemplary damages in the amount of $5,000,000 (Canadian). Discussions between the parties ensued and this matter was settled on December 17, 2002 by the payment by the company of $83,639, including legal fees incurred pursuant to the settlement. At December 31, 2002 the outstanding component of this reserve, of $16,344, related to outstanding legal fees.

The income tax provision recorded for the year ended December 31, 2002 was $153,500 compared to $473,436 recorded in fiscal 2001. The deferred tax provision recorded for the year ended December 31, 2002 was $122,000 compared to a deferred tax provision of $138,000 in fiscal 2001. The deferred tax provision for 2002 related to the recorded deferred tax asset in the amount of $122,000 at December 31, 2001 which represented the anticipated tax deduction in the U.S. for non-qualified stock option expense related to stock options issued in 1999. These stock options were granted to consultants for services rendered and accordingly, were reflected as consulting expense in 1999. The tax deduction would be available if and when the stock options were exercised. These stock options expire in February 2004 and are all exercisable at $3.00 per share. In addition, the Company had also reduced income taxes payable in Canada by approximately $138,000 with respect to this item. Following an assessment of all the available evidence as at September 30, 2002, including such factors as the Company's internal forecasts, the volatility in the Company's marketplaces, the Company's prevailing share price and the general stock market opportunities for micro-cap companies, management has determined that it is now more likely than not that the stock options will not be exercised and, accordingly, the previously recorded Canadian income tax deduction has been reversed and a valuation allowance against the deferred tax asset in the amount of $122,000 has been established as at September 30, 2002. Management considers the valuation allowance appropriate as at December 31, 2002. Management will continue to monitor this matter quarterly and assess whether any adjustment to the valuation reserve is appropriate.

The net loss of $514,466 recorded for the year ended December 31, 2002 compares to net income of $710,153 in fiscal 2001.

At December 31, 2002, the Company had 23 licensees with installed Internet websites of which three licensees were not contributing to royalty revenues as at December 31, 2002. At December 31, 2001, the Company had 15 licensees operating sites of which four were not contributing to royalty revenues at December 31, 2001. The 23 licensees at December 31, 2002 represent 37 Internet gaming sites.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002 the Company had cash and cash equivalents of $938,705 compared with $965,041 at December 31, 2001.

At December 31, 2002 the Company had working capital of $1,262,838 compared with $1,607,301 at December 31, 2001. The decrease reflects the lower level of accounts receivable balances offset by an increase in income taxes recoverable. As discussed below, the aggregate income tax recoverable of the Company at December 31, 2002 is $178,163.

At December 31, 2002, total assets decreased to $1,777,409 from $2,534,628 at December 31, 2001. The decrease is due primarily to the decrease in working capital discussed above and the creation of the valuation allowance against the Company's deferred tax asset as also discussed above. The increase in fixed assets and patents of $65,535, principally for computer and computer support equipment and office equipment, was substantially offset by the depreciation expense for the year of $49,670.

Total liabilities decreased to $393,592 at December 31, 2002 compared to $700,213 at December 31, 2001. This decrease in liabilities is primarily due to the cash installments made in 2002 for the Company's 2001 income tax obligations and installments made by the Company on account of its 2002 income taxes. As a result of the loss recorded in fiscal 2002, all of the installments made on account of the Company's 2002 taxation year are now refundable to the Company and a portion of the income taxes paid on account of the 2001 taxation year will be refunded to the Company following the filing of the Company's 2002 income tax returns. Aggregate payments of $529,503 were made by the Company on account of income taxes in fiscal 2002. Also contributing to the decrease was the decrease in deferred revenue to $138,463 at December 31, 2002 from $214,701 at the end of fiscal 2001. The balance represents up-front payments from new licensees for the installation of the Company's software. A significant portion of this deferred revenue will be recognized in income during 2003 when the installations are completed. A partial offset to these decreases are the remaining obligations at December 31, 2002 pursuant to the restructuring action the Company took in fiscal 2002 and the fiscal 2002 legal settlement.

The Company generated cash of $932 from operating activities in fiscal 2002 compared to $348,242 in fiscal 2001. The decrease primarily represents the net loss recorded for the year offset by the net impact of the collection of accounts receivable, non-cash charges recorded during the year and the remittances to the taxation authorities of required tax installments.

During fiscal 2002, the Company received $62,500 from the issuance of 250,000 shares of common stock on a private placement basis at $0.25 per share to a member of the board of directors. In addition, the Company received $93,751 from the issuance of 125,000 shares of common stock on the exercise 125,000 stock options at $0.75 per share.

On August 13, 2002, the Company announced a share-repurchase program under which up to $500,000 could be spent to repurchase up to 1 million shares of the Company's common stock. This repurchase program is available until August 8, 2003. To December 31, 2002, 467,000 shares of common stock have been repurchased for aggregate consideration of $117,984, including transaction fees. In December of 2002 it was determined that these shares would be cancelled. Accordingly, these shares are reflected as retired in the financial statements.

The Company intends to continue its growth in 2003 and beyond. Management believes that the Company will have sufficient resources to support this growth through continued revenue improvements, the collection of its trade accounts receivable in the ordinary course of business and by continuing to monitor its expenses with consideration of its cash resources. As noted under "Other Factors that May Affect Future Results", there can be no assurance that management's plans can be met.

At December 31, 2002, the Company was committed to purchase a license for a computer software application, which will assist it in the creation of management efficiencies in software development and in client technical support. The license commitment is for $38,010. In addition, the license of this software application will be subject to ongoing annual maintenance fees estimated to be $8,000 per annum. There are presently no other material commitments for capital expenditures. Due to the nature of its business, the Company does not require significant outlays for capital expenditures and, as a result, is not planning for any additional material capital expenditures for the foreseeable future.

IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its business.

ITEM 7.  FINANCIAL STATEMENTS

(a)	Financial Statements:
Independent Auditors' Report
Consolidated Balance Sheets - December 31, 2002 and 2001
Consolidated Statements of Income (Loss) - December 31, 2002 and 2001
Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2002 and 2001
Consolidated Statements of Cash Flows - December 31, 2002 and 2001
Notes to Consolidated Financial Statements - December 31, 2002 and 2001

INDEPENDENT AUDITOR'S REPORT

To the Shareholders of
dot com Entertainment Group, Inc.

We have audited the consolidated balance sheets of dot com Entertainment Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated statements of income (loss), stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dot com Entertainment Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and changes in their cash flows for the years then ended in accordance with accounting principles generally accepted in United States of America.

Freed Maxick & Battaglia, CPAs, P.C.
Buffalo, New York
February 5, 2003

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,

ASSETS	2002	2001

Current assets:
Cash and cash equivalents	$938,705	$965,041
Accounts receivable:
Trade, less allowance of approximately $63,000	461,449	1,306,931
($25,000 - 2001)
Other	21,042	8,964
Income taxes recoverable	181,566	-
Prepaid expenses and deposits	53,668	26,578
Total current assets	1,656,430	2,307,514

Fixed assets - net (Note 2)	118,814	105,114

Patents - net (Note 2)	2,165	-

Deferred tax asset (Note 3)	-	122,000

	$1,777,409	$2,534,628

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$167,882	$96,544
Accounts payable - officers	-	50,000
Restructuring reserve (Note 4)	67,500	-
Legal settlement reserve (Note 5)	16,344	-
Income taxes payable	3,403	338,968
Deferred revenue	138,463	214,701
Total current liabilities	393,592	700,213

Commitments (Note 6)	-	-

Stockholders' equity (Note 7):

Common stock, $.001 par value, 50,000,000
shares authorized, 10,695,500 shares issued
and outstanding (10,787,500 - 2001)	10,696	10,788
Additional paid in capital	1,518,847	1,454,887
Retained earnings (accumulated deficit)	(145,726)	368,740
Total stockholders' equity	1,383,817	1,834,415

	$1,777,409	$2,534,628

See notes to financial statements.

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years Ended December 31,

	2002	2001

Revenues:
Royalties	$2,551,541	$2,687,134
Installation fees	585,538	713,566
e-digital and support services	308,692	402,115
Other income (Note 8)	60,000	-
	3,505,771	3,802,815

Expenses:
Research, software development and
support services	1,387,376	965,064
General and administrative	1,185,614	960,500
Sales, marketing and services to licensees	739,220	693,662
	3,312,210	2,619,226
Loss on contractual settlement (Note 8)	345,207	-
Restructuring provision (Note 4)	125,681	-
Legal settlement provision (Note 5)	83,639	-
	3,866,737	2,619,226

Income (loss) before income tax expense	(360,966)	1,183,589

Income tax provision (Note 3)
Current	31,500	335,436
Deferred	122,000	138,000
	153,500	473,436

Net income (loss)	$(514,466)	710,153

Net income (loss) per share (Note 1):
Basic	$(0.05)	$0.07

Diluted	$(0.05)	$0.06

Weighted average number of common
shares outstanding (Note 1):
Basic	10,788,833	10,764,375

Diluted	10,788,833	11,702,331

See notes to financial statements.

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2002 and 2001

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount

Balance at December 31, 2000	10,730,000	$10,730	$1,411,820	$(341,413)	$1,081,137

Issuance of common stock (Note 7)	57,500	58	43,067	-	43,125
Net income - 2001	-	-	-	710,153	710,153

Balance at December 31, 2001	10,787,500	10,788	1,454,887	368,740	1,834,415

Issuance of common stock (Note 7)	375,000	375	155,876	-	156,251

Income tax recovery on exercise of stock options	-	-	23,851	-	23,851

Repurchase and cancellation of shares (Note 7)	(467,000)	(467)	(117,517)	-	(117,984)

Issuance of warrants to settle obligation (Note 7)	-	-	1,750	-	1,750

Net loss - 2002	-	-	-	(514,466)	(514,466)

Balance at December 31, 2002	10,695,500	$10,696	$1,518,847	$(145,726)	$1,383,817

See Notes to financial statements.

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(514,466)	$710,153
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Expense satisfied by the issuance of warrants	1,750	-
Depreciation	49,670	23,039
Loss on contractual settlement	345,207	-
Restructuring provision	124,644	-
Legal settlement provision	83,639	-
Deferred income tax expense	122,000	138,000

Changes in non-cash working capital items:
Accounts receivable	488,197	(835,560)
Prepaid expenses and deposits	(27,090)	(26,578)
Accounts payable and accrued liabilities	71,338	(8,977)
Accounts payable - officers	(50,000)	(25,805)
Restructuring reserve	(57,144)	-
Legal settlement reserve	(67,295)	-
Income taxes recoverable/payable	(493,280)	323,436
Deferred revenue	(76,238)	50,534
Net cash provided by operating activities	932	348,242

Cash flows from investing activities:
Purchases of fixed assets and patents	(65,535)	(81,735)
Net cash used in investing activities	(65,535)	(81,735)

Cash flows from financing activities:
Proceeds from issuance of common stock	156,251	43,125
Repurchase of common stock	(117,984)	-
Net cash provided by financing activities	38,267	43,125

Net increase (decrease) in cash	(26,336)	309,632

Cash and cash equivalents, beginning of year	965,041	655,409

Cash and cash equivalents, end of year	$938,705	$965,041

Supplemental cash flow activities:
Income taxes paid	$529,503	$12,000
Interest paid	$4,722	$-

See notes to financial statements.

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of dot com Entertainment Group, Inc. ("dot com") and its wholly owned subsidiaries, Precyse Corporation ("Precyse"), DCEG INC. ("DCEG"), dot com Antigua Ltd. ("Antigua"), Parlay Entertainment Limited ("Parlay") and dot com Management Ltd. ("dcM") (collectively the "Company"). All intercompany balances and transactions have been eliminated. dot com is incorporated under the laws of the State of Florida. Precyse, DCEG and dcM are incorporated under the laws of the Province of Ontario. Antigua is incorporated under the laws of Antigua and Barbuda and Parlay is incorporated under the laws of Barbados.

Nature of Business - The Company is a software development company, specializing in developing and supporting internet entertainment and related software. The software is marketed worldwide through Antigua and Parlay. All revenues are generated from customers located outside the United States of America.

Foreign Currency Transactions - The United States dollar is the functional currency of the Company's business and accordingly these financial statements are expressed in United States dollars. All transactions during the year in currencies other than the United States dollar are converted to United States dollars at the applicable exchange rate on the transaction date. The gain or loss resulting from the change in exchange rate from the transaction date and date of payment is included in general and administrative expenses. Monetary assets and liabilities denominated in a foreign currency are converted to United States dollars at the prevailing rates of exchange at the balance sheet date. Foreign currency adjustments have not been significant for either of the years ended December 31, 2002 and 2001.

Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and receipts and expenditures during the reporting period. Actual results could differ from amounts estimated.

Revenue Recognition - The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions". The Company generates several types of revenue in its operations. Royalty fees are collected from licensees who license the Company's internet entertainment software. Royalty revenue is recognized as licensees earn revenues from providing internet services to their customers. e-digital and support services revenue is recognized when the service has been provided. Installation fees are recognized when the Company has delivered, installed and integrated its software at the licensee's place of operation and collection is assured. Revenue attributable to undelivered elements, including technical support and future upgrades, is based on the average sales price of those elements and is recognized ratably on a straight-line basis over the license term. If the average sales price of the undelivered item is not readily determinable, the entire payment received in advance is deferred and recognized ratably on a straight-line basis over the license term. Deposits received from customers prior to revenue recognition are classified as deferred revenue in the accompanying balance sheet.

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Royalty Agreements - The Company has entered into cancelable royalty agreements with its licensees which provide for royalty payments based upon a stated percentage of licensee revenues with certain contracts providing for fixed minimum monthly royalty payments. The contract terms are generally from three to five years with renewal options. The agreements also provide for support services and products at stated prices.

Research and Software Development Costs - Software development costs are accounted for in accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". All costs incurred to establish the technological feasibility of a computer software product are expensed as incurred. Research and development costs for the year ended December 31, 2002 amounted to approximately $501,000 ($340,000 - 2001). No costs were capitalized under the provisions of SFAS 86 for either of the years ended December 31, 2002 and 2001.

Advertising - The Company expenses advertising costs as incurred. Advertising expense was approximately $9,000 for the year ended December 31, 2002 ($17,000 - 2001).

Accounting for Stock Based Compensation - The Company accounts for its stock option plans utilizing the intrinsic value method specified under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized for stock options issued to employees as long as the exercise price is greater than or equal to the market value of the common stock at the date of grant. In accordance with SFAS 123, "Accounting for Stock-Based Compensation," the Company discloses the summary of proforma effects to reported net income (loss) and earnings per share for 2002 and 2001, as if the Company had elected to recognize compensation costs based on the fair value of the employee options at the grant date. Nonqualified stock options and warrants issued to non-employees are recognized as compensation expense based upon the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable (see Note 9).

Income Taxes - Income taxes are computed in accordance with SFAS 109, "Accounting for Income Taxes". Deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes.

Net Income (Loss) Per Common Share - In accordance with SFAS 128, "Earnings Per Share", dual presentation of basic and diluted earnings per share is required on the face of the statement of income (loss). Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. With respect to fully diluted earnings per share, for the year ended December 31, 2002, all outstanding stock options and warrants have not been considered common stock equivalents as their assumed exercise would be anti-dilutive given that the Company has recorded a net loss for the year. There are 125,000 stock options outstanding as of December 31, 2002, with an exercise price of $0.20, which would have been considered dilutive using the treasury stock method had the Company recorded net income for the year. As at December 31, 2001, there were 1,975,000 outstanding stock options and warrants with exercise prices ranging from $0.75 to $1.64 whose assumed exercise would have been dilutive using the treasury stock method and accordingly, these common stock equivalents were included in the calculation of fully diluted earnings per share for the year ended December 31, 2001.

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents - Money market funds and commercial paper investments have been considered cash equivalents in the accompanying financial statements. Such investments are either liquid investments or have a maturity term of less than three months.

Accounts Receivable - Statement of Position 01-6 "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" requires certain disclosures with respect to the Company's accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts. The allowance is based on the circumstances of each customer relationship, as direct communication takes place with each customer where accounts are past due, together with an assessment of the history of past write-offs and collections. It is not generally the practice of the Company to charge interest on delinquent accounts receivable. If interest is charged on delinquent accounts receivable, it would only be recognized in income when it is collected.

Concentration of Credit Risks - At December 31, 2002, the Company had three customers, which represented in excess of 10% of sales or trade accounts receivable as follows:

		December 31, 2002	December 31, 2001

Customer 1	% of year end trade accounts receivable	36%	Less than 10%
	% of fiscal year revenue	13%	Less than 10%
Customer 2	% of year end trade accounts receivable	17%	77%
	% of fiscal year revenue	27%	66%
Customer 3	% of year end trade accounts receivable	13%	Less than 10%
	% of fiscal year revenue	Less than 10%	Less than 10%

The Company's cash and cash equivalents are on deposit with two financial institutions. Only certain of the Company's cash and cash equivalents amounts would be covered by deposit insurance and these amounts are substantially in excess of the amounts that would be covered by deposit insurance should such insurance coverage become required. Although cash and cash equivalent accounts exceed insured deposit amounts, management does not anticipate non-performance by the financial institutions.

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets and Patents - Fixed assets are recorded at cost. Depreciation is generally charged to operations over the three to five year period representing the estimated useful lives of the assets using the straight-line method. Depreciation on purchased computer software is charged to operations over either twelve or twenty-four months. Depreciation for the year ended December 31, 2002 amounted to $49,670 ($23,039 - 2001). All fixed assets are located in Canada at Precyse. Third party costs incurred in registering patents are recorded at cost and are amortized to income on a straight-line basis over the life of the patent.

Fair Value of Financial Instruments - The carrying amounts of the current assets and liabilities reported in the balance sheets approximate fair value due to their short-term maturity.

Segment Reporting - In applying the provisions of Statement of Financial Accounting Standard ("SFAS") 131 "Segment Reporting", the Company is currently organized, managed and internally reported as one segment.

NOTE 2. - FIXED ASSETS AND PATENTS

Fixed assets consist of the following at December 31:

	2002	2001

Office furniture, computer equipment and software and building improvements	$197,766	$134,396
Less: accumulated depreciation	78,952	29,282

	$118,814	$105,114

In December of 2002, the Company was awarded a patent. Legal and patent registration fees to December 31, 2002 amounted to $2,165.

NOTE 3. - INCOME TAXES

At December 31, 2001, the Company had a recorded deferred tax asset in the amount of $122,000 which represented the anticipated future income tax deduction in the U.S. for non-qualified stock option expense related to stock options issued in 1999. These stock options were granted to consultants for services rendered and accordingly, were reflected as consulting expense in 1999.The tax deduction would be available if and when the stock options were exercised. These stock options expire in February 2004 and are all-exercisable at $3.00 per share. In addition, the Company had also reduced income taxes payable in Canada by approximately $138,000 with respect to this item. Following an assessment of all the available evidence as at September 30, 2002, including such factors as the Company's internal forecasts, the volatility in the Company's marketplaces, the Company's prevailing share price and the general stock market opportunities for micro-cap companies, management determined that it is now more likely than not that the stock options will not be exercised and, accordingly, a valuation allowance against the deferred tax asset in the amount of $122,000 has been established as at September 30, 2002 and the previously recorded Canadian income tax deduction has been reversed. Management considers the valuation allowance appropriate as at December 31, 2002. Management will continue to monitor this matter quarterly and assess whether any adjustment to the valuation allowance is appropriate.

The components of income (loss) before income taxes are as follows:

	2002	2001

U.S.	$(180,483)	$591,794
Foreign	(180,483)	591,795

	$(360,966)	$1,183,589

The components of income tax provision (benefit) by taxing jurisdiction consists of the following:

	2002	2001
Current:
U.S. Federal	$(53,705)	$207,151
Foreign	85,205	128,285
	31,500	335,436
Deferred:
U.S. Federal	122,000	-
Foreign	-	138,000
	122,000	138,000

	$153,500	$473,436

The net deferred tax asset consists of the following:

	2002	2001

Non-qualified stock option compensation	$122,000	$122,000
Less valuation allowance	(122,000)	-

	$-	$ 122,000

The differences between the U.S. statutory federal income tax rate and the effective income tax rate as reflected in the accompanying Consolidated Statements of Income (Loss) are:

	2002	2001

Statutory U.S. federal rate	(34)%	34%
Foreign income taxed at different rates	(4)	4
Permanent differences and other	8	2
Effect of stock option adjustment in the U.S. and Canada as described above	72	-
	43%	40%

NOTE 4. - RESTRUCTURING RESERVE

During the three-month period ended September 30, 2002, management undertook a review of the Company's scope of service and determined that the Company would curtail e-digital and systems consulting service activities to reflect present marketplace opportunities. The restructuring provision recorded during the three-month period ended September 30, 2002, represented severance costs, including benefit costs, for seven individuals involved in these activities all of whom left the Company's employment by September 30, 2002. The remaining component of this reserve was paid in January 2003.

NOTE 5. - LEGAL SETTLEMENT RESERVE

On January 15, 2002, the Company commenced a legal action against a third party for damages in the amount of $10,000,000 (Canadian) and punitive damages in the amount of $500,000 (Canadian), alleging unauthorized use of the Company's software. On February 19, 2002, the third party filed counterclaim against the Company for damages in the amount of $10,000,000 (Canadian) and exemplary damages in the amount of $5,000,000 (Canadian). Discussions between the parties ensued during the third quarter of fiscal 2002 and management recorded a provision of approximately $96,000 as an estimate of the settlement amount as of September 30, 2002. This matter was settled between the parties on December 17, 2002 in the amount of approximately $84,000, including legal fees incurred pursuant to the settlement. At December 31, 2002, the remaining component of this reserve related to outstanding legal fees.

NOTE 6. - COMMITMENTS

A. Lease Commitments

The Company leases its premises and certain computer equipment under operating leases. During the year ended December 31, 2002, the Company renegotiated its premises lease agreement coincident with increasing the overall premises leased. The new agreement extends to December 31, 2005 and provides the Company with one five-year renewal period based on market rental rates in effect in December 2005. The computer equipment leases expire in 2004. Rent expense under these agreements for the year ended December 31, 2002 was approximately $91,000 ($84,000 - 2001). In addition, in January of 2003 the Company committed to lease premises in Barbados for a six-month period. This commitment is included in the summary of minimum payments below.

The approximate future minimum payments required under the Company's lease agreements are as follows:

2003	$133,000
2004	98,000
2005	98,000
$329,000

NOTE 6. - COMMITMENTS (CONTINUED)

B. Consulting and Employment Contracts

The Company has certain obligations under various consulting and employment agreements with officers and members of senior management. Certain agreements in place at December 31, 2001 were extended and amended through January 2003 and certain agreements in place at December 31, 2001 were terminated during the year. Certain new agreements were entered into during the year ended December 31, 2002. These agreements generally have terms of one to three years with the one-year agreements providing for an unlimited automatic renewal option for one to two year terms unless the Company or the consultant or the employee terminates the agreement. These consulting and employment agreements represent the minimum compensation to be paid to the officers and members of senior management for their services to the Company. The consultants are categorized as common law employees for the purposes of various Company sponsored benefit programs. The agreements provide for minimum aggregate annual payments of approximately $883,000 in 2003. All agreements have buyout provisions that require a stated payment to the consultants or the employees in the event that there is a more than a 50% change in ownership of the Company and, as a consequence, the agreements are terminated. Certain of the agreements provide for stated payments as a consequence of other causes of termination of the agreements. Aggregate consulting and employment expense under these agreements for the year ended December 31, 2002 amounted to approximately $908,000 ($570,000 - 2001).

C. Fixed Asset Commitment

The Company signed a Software License Agreement on January 23, 2003 in the amount of $38,010 for the perpetual use of certain software to assist in the Company's development efforts. To December 31, 2002, $7,256 had been incurred as incidental costs pursuant to this acquisition and these costs will be included in the acquisition cost of the software. Annual support and maintenance fees for this software will be approximately $8,000.

NOTE 7. - STOCKHOLDERS' EQUITY

During the year ended December 31, 2002, the Company issued 125,000 shares of common stock on the exercise of employee stock options with an exercise price of $0.75 per share for proceeds of $93,751. In addition, the Company also issued 250,000 shares of common stock at $0.25 per share on a private placement basis to a member of the board of directors for proceeds of $62,500. During fiscal 2001, the Company issued 57,500 shares of common stock on the exercise of employee stock options with an exercise price of $0.75 per share for proceeds of $43,125.

NOTE 7. - STOCKHOLDERS' EQUITY (CONTINUED)

During the year ended December 31, 2002, the Company also issued 20,000 warrants and each warrant provides the holder with the opportunity to purchase a share of common stock at a price of $0.50 per share. These warrants expire at the end of October 2004. These warrants were issued in satisfaction of an obligation and have been recorded as an expense in accordance with the provisions of SFAS 123, using the Black-Scholes pricing model. Total expense recorded on these warrants was $1,750. As at December 31, 2002 and 2001, there are a further 200,000 warrants outstanding and each of these warrants provides the holder with the opportunity to purchase a share of common stock at a price of $4.00 per share. These warrants expire in February 2004.

On August 13, 2002, the Company announced a share-repurchase program under which up to $500,000 may be spent to repurchase up to 1 million shares of the Company's common stock. This repurchase program is available until August 8, 2003. To December 31, 2002, 467,000 shares of common stock have been repurchased for aggregate consideration of $117,984, including transaction fees. In December of 2002 it was determined that these shares would be cancelled; accordingly, these shares are reflected as retired in these financial statements.

In February 2003, the Company issued 160,000 common shares to directors for no consideration as part of the directors' compensation package for 2003.

NOTE 8. - LOSS ON CONTRACTUAL SETTLEMENT

During fiscal 2001, the Company signed a new license agreement with its then principal customer, which provided for a base royalty of $645,000 for fiscal 2001 together with a reduction in the royalty rate for the term of the new license agreement. This new license agreement had a term through 2011. During the three-month period ended March 31, 2002, the Company entered into an agreement with this customer whereby certain amounts owed under the new license agreement would be paid pursuant to a deferred payment arrangement with all amounts owed paid by September 30, 2002. The customer did not conform to this deferred payment arrangement and, accordingly, negotiations commenced. On June 28, 2002, the Company entered into an interim agreement with this customer which established the principles for amending the license agreement entered into with this customer in 2001. Under the terms of this interim agreement, aggregate accounts receivable owed as at May 31, 2002 in the amount of $345,207 were not collected. This item is described as loss on contractual settlement in the statements of income (loss). In addition, the royalty rate on this customer's net sales was further reduced commencing June 1, 2002. Under this interim agreement, amounts aggregating to $411,405 were required to be paid and these payments were all received prior to December 31, 2002, in conformity with the agreed payment schedule.

In addition, on September 30, 2002, the Company completed the transfer of certain trademarks and domain names to this customer and, as a consequence, recognized revenue of $50,000 which is included in other income.

NOTE 9. - STOCK OPTION PLANS

The Board of Directors has adopted a stock option plan under which up to 1,500,000 new, net, options to purchase shares of the Company's common stock are available on an annual basis. The plan provides that the total number of common shares for which options may be granted annually shall be limited to 20% of the issued and outstanding common shares of the Company. These options may be granted to directors, officers, employees and consultants at the discretion of the Board of Directors. Under the plan, the options granted will either qualify as incentive stock options ("ISO's") in accordance with IRC Section 422 or options which are not intended to be ISO's ("non-qualified options"). Upon grant of the option, management will determine the exercise price, which shall not be less than the fair value of the Company's common stock at the date of grant, the vesting period and the term, which shall not exceed five years.

During the year ended December 31, 2002, 1,620,000 options were granted under this plan with exercise prices ranging from $0.20 to $1.08 per share. The options were granted to officers, directors and employees. Generally these options vested immediately with a number of options vesting up to one year from the date of the grant. During the year ended December 31, 2002, 125,000 employee stock options were exercised and 867,500 options held by officers, directors and employees were forfeited.

During the year ended December 31, 2001, 1,137,500 options were granted under this plan with exercise prices ranging from $0.75 to $2.66 per share. The options were granted to officers, directors, and employees. Generally these options vested immediately with a number of options vesting up to one year from the date of grant. During the year ended December 31, 2001, 57,500 employee stock options were exercised and 5,000 employee stock options were forfeited.

In January and February 2003, the Company issued a further 280,000 stock options to directors and employees and a further 25,000 stock options to a consultant at exercise prices ranging from $0.20 to $0.23 per share.

The following is a summary of stock option activity under this plan for the past two years:

	Number of Shares Under Option	Weighted Average Exercise Price

Outstanding at December 31, 2000	1,780,000	$1.76
Granted	1,137,500	$0.85
Exercised	(57,500)	$0.75
Forfeited	(5,000)	$2.66

Outstanding at December 31, 2001	2,855,000	$1.41
Granted	1,625,000	$0.41
Exercised	(125,000)	$.75
Forfeited	(867,500)	$1.69

Outstanding at December 31, 2002	3,487,500	$.90

Exercisable at December 31, 2002	3,387,500	$.92

NOTE 9. - STOCK OPTION PLANS (CONTINUED)

The weighted average fair value of options granted under this plan were $0.31 and $0.62 per share for the years ended December 31, 2002 and 2001, respectively. The weighted average remaining contractual life on the options outstanding at December 31, 2002 was 3.5 years (2.9 years - 2001).

Exercise prices for the options outstanding at December 31, 2002 fall into the following ranges:

Number of Shares Under Option

$0.20 - $0.50	1,375,000
$0.51 - $1.00	1,547,500
$1.01 - $2.00	135,000
$2.01 - $3.00	430,000

3,487,500

Non-Qualified Options - No non-qualified options were issued to consultants during 2002 or 2001.

As of December 31, 2002 and 2001 there are 810,000 non-qualified options outstanding, of which 760,000 and 50,000 options are exercisable at $3.00 and $2.50 per share, respectively, and expire in 2004 and 2005, respectively.

Incentive Stock Options - For ISO's issued to employees, including directors and officers, the Company has adopted the disclosure-only provisions of SFAS 123 and, accordingly, does not recognize compensation cost for stock option grants under fixed awards. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income (loss) and income (loss) per share for the years ended December 31, 2002 and 2001 would have been as follows:

	2002	2001

Net income (loss) - as reported	$(514,466)	$710,153

Total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(500,182)	(709,587)

Net income (loss) - pro forma	$(1,014,648)	$566

Income (loss) per share - as reported	$(0.05)	$0.07

Income (loss) per share - pro forma	$(0.09)	$0.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2002	2001

Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Risk-free interest rate	3.0%	3.4%
Expected life of options	5 years	5 years

NOTE 10. - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, the Company purchased legal services amounting to approximately $62,000 from firms where partners in these firms served the Company as either an officer or a director or as a director of a subsidiary of the Company. During the year ended December 31, 2001, the Company purchased legal services amounting to approximately $24,000 from a firm where a partner in this firm served the Company as an officer. As at December 31, 2002 and 2001, no amounts were owed to related parties under these arrangements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position	Period Served as Director
David Outhwaite	49	Director and CEO	11/2002 to present
Scott White	40	Director, President & COO	02/1999 to present
Perry Malone	40	Director and Chief Technology Officer	02/1999 to present
David Callander	47	Chief Financial Officer and Corporate Secretary
Andrew Branscombe	33	Director of Sales
Christopher Smith	55	Vice President Marketing
Mike Lipton	61	Director	08/2002 to present
Robert Olsen	40	Director	07/2002 to present
Anthony DeWerth	60	Director	12/2002 to present
John Reilly	42	Director	02/1999 to present
Frank Ricciuti	60	Acting Chair and Director	07/2000 to present

David Outhwaite has held executive management positions at Informix Software (Canada), Sybase Canada, Control Data Systems, and Philips Information Systems. He has had an extensive career managing growing technology companies with upwards of several hundred employees, and has led international expansion into European and Pacific markets. From January 1998 through February 2000, Mr. Outhwaite was President of Maves International Software and from April 2000 through August 2002. Mr. Outhwaite was Vice-President and Chief Operating Officer of CryptoLogic Inc. a provider of Internet casino and ecommerce software to the global marketplace. Mr. Outhwaite brings extensive executive and operational management experience garnered from 28 years in the IT industry. As Chief Executive Officer, David will play a vital role in advancing DCEG as a recognized player in the supply of on-line gaming technologies to an international client base.

Scott White is a lawyer, called to the bar in the Province of Ontario in 1989. He is a graduate from the University of Toronto with a Bachelor of Arts degree and the University of Windsor with a bachelor of laws degree. Until serving with DCEG on a full-time basis in 2002, Mr. White provided legal services to a multinational corporate client-base in corporate/commercial law, administrative law and business law. In addition to serving at the managing partner of Bush, Frankel & White, Barristers & Solicitors (1990-2000), Mr. White served as a corporate director with Vista International Petroleums Ltd. (1993-1996) and as a corporate officer for Nova Continental Development Corporation (1994-1997). Mr. White has served as the Company's President & CEO (1996-2002), and as its President & COO since 2002.

Perry Malone graduated from Ryerson University in Toronto with a bachelor's degree in Engineering in 1985. He has acquired extensive experience as a computer systems architect and engineer, providing consulting services to some of Canada's leading corporations. From February 1988 to January 1999, through his wholly-owned consulting company Pericom Systems Corporation, Mr. Malone provided IT consulting services as a Senior Systems Analyst to Canadian Pacific Limited, Bell Canada, IBM Canada and Toronto Dominion Securities. Mr. Malone has served as the Company's Chief Technology Officer since its inception, in which position he is still incumbent.

David Callander prior to joining DCEG in 2002, served as a partner with Ernst & Young LLP from 1991 to 2001. Mr. Callander has worked closely with many public and private companies in the hi-tech and manufacturing industries on audit and risk management programs. Through these relationships, Mr. Callander has developed expertise in U.S. and Canadian regulatory affairs and in the financial reporting, taxation, treasury and governance affairs of public companies. Mr. Callander has a Bachelor of Arts (Honours) degree in Accountancy & Business Law and Economics from the University of Stirling in the U.K., and is a member of the Institute of Chartered Accountants of Ontario and of Scotland. Mr. Callander is also a member of the Financial Executives Institute.

Andrew Branscombe graduated from the University of Western Ontario with an Honours degree in Urban Development in 1993. Since then, Mr. Branscombe worked with a national commercial real estate firm as Senior Negotiator, responsible for commercial lease negotiations and institutional sales transactions from 1993 to 2000. His client list included Condisco, Inc., Sprott Securities, Gentra and Thompson Newspapers. Mr. Branscombe has served as DCEG's Director of Sales since 2000.

Christopher Smith has over 25 years of senior marketing experience in the gaming, high technology, entertainment and consumer sectors in both Las Vegas and Toronto. Mr. Smith has most recently served as the Director of Corporate Marketing with CryptoLogic Inc. (1999-2002) where he managed all aspects of licensee relations including strategic consultation, project implementation and training. Mr. Smith was also involved with development and release of Cryptologic's Casino, Bingo and Poker products. From 1998 to 1999, Mr. Smith served Naylor Publications and from 1995 to 1998 Mr. Smith provided marketing consulting services to a number of organizations. Prior business experience also includes Boyd Gaming Corporation, Hospitality Network/ Sun Teleguide of Las Vegas, Nevada and Infomart of Toronto, Ontario. Mr. Smith has also served on the Board of the Las Vegas Chamber of Commerce and the Nevada Council on Problem Gambling.

Michael Lipton is a senior partner with Elkind, Lipton & Jacobs LLP where he has practiced since 1970. He joins the Board of Directors with a considerable record in advising both public and private sector clients on a wide range of land-based and Internet gaming industry issues across North America. He has also been engaged as counsel by the Ontario Provincial government and various provincial regulatory authorities on numerous administrative and public law matters. Mr. Lipton graduated from Osgoode Hall Law School and was called to the Bar of the Law Society of Upper Canada with honors in 1967. Mr. Lipton was appointed Queen's Counsel in 1979, and was called to the Bar of New York State in 1985. He is a member of the editorial board of the Gaming Law Review and the International Travel Law Journal, and has authored and co-authored several papers in the areas of bankruptcy law, consumer law, gaming law, human resources law, hospitality law and anti-money laundering legislation. He is a founding member of the International Masters of Gaming Law Association, is a member of the International Association of Gaming Attorneys and participates with many groups in his areas of interest. Mr. Lipton was awarded the Medal of Service by the City of Toronto and was awarded the Commemorative Medal for the 125th Anniversary of the Confederation of Canada by the Government of Canada.

Robert Olsen has acquired more than eighteen years experience in merchant banking, corporate finance and lending to medium-sized companies. Subsequent to completing two University degrees, in 1988 Mr. Olsen joined the Royal Bank of Canada to pursue a career in commercial and corporate lending and corporate finance. In 1990, he accepted a senior position with CCFL and became Managing Director of CCFL Mezzanine Partners in 1994, and Co-President in 1999. Mr. Olsen holds a degree in Economics from the University of Manitoba and a Masters of Business Administration from the University of Western Ontario. He is a frequent guest speaker at conferences on corporate finance and merchant banking, and sits on the board and is Lead Director of Coretec Inc.  Mr. Olsen also sits on the board or serves as an observer for several companies including ALFresh Juice (Canada) Ltd., Destination Products International, Ltd., Huntingdon Mills Limited and Madacy Entertainment Group Ltd.  In addition to his vocational success, Mr. Olsen also sits on the board of governors of the Shaw Festival, acts as the Chairman of the Shaw's successful black tie Boxing Fundraiser held in April of each year and sits on the Entrepreneurship Advisory Board for the University of Western Ontario's Ivey School of Business. In his early 20s, Mr. Olsen was a member of Canada's national boxing team, and successfully represented Canada in several international boxing tournaments throughout the world.

Anthony De Werth has a proven business track record in Canada's public and financial markets. Prior to his retirement in 1995, Mr. De Werth served as the Chairman and Chief Executive Officer of CIBC Wood Gundy Private Client Investments Inc. CIBC Wood Gundy is recognized as one of Canada's pre-eminent investment and banking firms. Mr. De Werth acquired more than thirty years of experience with CIBC Wood Gundy and Merrill Lynch Canada, where he was incumbent in an executive capacity for some 22 years. At his retirement, Mr. De Werth had overall responsibility for approximately 400 registered, licensed investment advisors, providing advice to some 150,000 clients across Canada with invested assets exceeding $4.0 billion (Canadian).

John Reilly, since 2000, he has served as the Vice President of Global Equities for RBC Dominion Securities at its Toronto, Ontario office. Prior to that, from 1998-2000, he served as the Managing Director for State Street Brokerage Services (Canada) Inc. State Street is one of the world's largest financial institutions specializing in custody, trust, investment management and brokerage. Prior to joining State Street, in 1992, Mr. Reilly became the CEO of Versus Brokerage Services, President of Versus Brokerage Services (US), and Managing Director CEO of Versus Technologies. He was primarily responsible for bringing E*Trade, the Internet securities dealer, to Canada and launching it under Versus Brokerage Services. Prior to co-founding Versus, Mr. Reilly was Vice President Electronic Trading at RBC Dominion Securities. Mr. Reilly obtained a Bachelor of Business Administration, Finance from Wilfred Laurier in 1981 and has taken numerous industry-related courses and qualifications including the Partners, Officer and Directors Exam.

Frank Ricciuti was, from 1996 to 2000, a senior executive with a Canadian-based international holding company with investments in both manufacturing and aerospace. His responsibilities were primarily related to corporate development and all matters relating to the financial and investment community. Additionally, Mr. Ricciuti was a member of the board of directors of the parent company and of two of its investment holdings. Prior to that, from 1991 to 1996, Mr. Ricciuti was a senior executive and board member of a Canadian investment firm with overall responsibility for institutional sales, trading, and research. He brings international business experience and the ability to help grow the company and provide advice and input resulting in enhanced shareholder value. Mr. Ricciuti is a graduate of Ryerson University in Toronto and he holds an engineering degree from Michigan Technological University. Mr. Ricciuti also has a Masters of Business Administration degree from York University in Toronto, Ontario.

FAMILY RELATIONSHIPS.

There are no family relationships among the Company's directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2002, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company earning in excess of $100,000 for the year ended December 31, 2002, as well as the total compensation paid to each such individual for the Company's two previous fiscal years:

	Annual Compensation		Long Term Compensation Awards
Name and Principal Compensation Position	Year	Salary	Securities Underlying Option/SARS	All Other (US$)

David Outhwaite Chief Executive Officer	2002	$75,568	225,000	$4,772

Scott White	2002	$150,000	170,000	$34,831
President and Chief Operating	2001	$150,000	75,000	$17,752
Officer	2000	$70,000	100,000	$8,922

Perry Malone	2002	$150,000	170,000	$7,162
Chief Technology Officer	2001	$150,000	125,000	$6,038
	2000	$120,000	75,000	$5,394

Glenn Scott* Director of Business Development	2002	$67,500	0	$90,082

* Effective September 30, 2002 Mr. Scott left the Company to pursue other interests. Pursuant to his contract an award of $90,000 was made which is included in the column entitled "All Other."

	OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price/($/Sh)	Expiration Date
David Outhwaite	225,000	13.9%	$0.20-$0.24	December 12, 2007
Scott White	170,000	10.5%	$0.24-$0.48	November 7, 2007
Perry Malone	170,000	10.5%	$0.24-$0.48	November 7, 2007
Glenn Scott	0	0%	-	-

For the above granted options, the options have fully vested.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable
David Outhwaite	-0-	-0-	225,000 / 0	$0
Scott White	-0-	-0-	495,000 / 0	$0
Perry Malone	-0-	-0-	470,000 / 0	$0
Glenn Scott	-0-	-0-	250,000 / 0	$0

COMPENSATION OF DIRECTORS

With the exception of David Outhwaite, Scott White and Perry Malone, for the fiscal year ended December 31, 2002, the members of the Company's Board of Directors were paid a $500 fee for each meeting. Directors are reimbursed for actual expenses incurred in attending Board meetings.

For the 2003 fiscal year, the Company has changed its director compensation package to include the issuance of shares, share options and cash. For the 2003 fiscal period, directors receive the following remuneration: 20,000 common shares, issued for no consideration; an annual directors' fee in the amount of $5,000 per annum; a $500 fee for each directors meeting or committee meeting attended; 10,000 stock options if the director serves as chairman of the board of directors or a committee thereof; 5,000 stock options if the director serves on a committee.

Directors who are also members of management do not receive the cash compensation described above.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN CONTROL ARRANGEMENTS

The Company has certain obligations under various consulting and employment agreements with the following officers and members of senior management: David Outhwaite, Scott White, Perry Malone, David Callander, Andrew Branscombe and Christopher Smith. Certain agreements in place at December 31, 2001 were extended and/or amended through January 2003, and certain agreements in place at December 31, 2001 were terminated during the year. Certain new agreements were entered into during the year ended December 31, 2002.

These agreements generally have terms of one to three years, with the one-year agreements providing for an unlimited automatic renewal option for one- to two-year terms, unless the Company or the consultant/employee terminates the agreement. These consulting and employment agreements also provide minimum compensation that will be paid to officers and members of senior management for their services to the Company, or should the agreements be terminated. The consultants are categorized as common law employees for the purposes of various Company sponsored benefit programs.

The agreements provide for minimum aggregate annual payments of approximately $883,000 in 2003. All agreements have buyout provisions that require a stated payment to the consultants or the employees in the event that there is a more than a 50% change in ownership of the Company and, as a consequence, the agreements are terminated. Certain of the agreements provide for stated payments as a consequence of other causes of termination. The contracts for Messrs. White and Malone provide for a payment of two years' annual compensation, including the continuation of benefit coverage for a two-year period, following a more than 50% change in ownership of the Company. The contracts for Messrs. Outhwaite, Callander, Branscombe and Smith provide for a payment of one year's annual compensation in such circumstances. Termination of the agreements without cause would result in similar amounts being owed to the consultants or the employees, with the caveat that the contracts of Mr. Callander and Mr. Smith provide that termination without cause would result in payments of six-month's compensation in 2003 rising to one-year's compensation in 2005. The contracts for Messrs. Callander and Smith also provide for payments of one year's annual compensation should their agreements be terminated as a result of a change in office location or a change in the Company's Chief Executive Officer.

Aggregate consulting and employment expense under these agreements for the year ended December 31, 2002 amounted to approximately $908,000 ($570,000 - 2001).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information, as of December 31, 2002, with respect to beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding common stock, by each director of the Company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

Name And Address of Beneficial Owner(1)	Amount and Nature of Ownership (2)	Options Held	Percent of Class
Scott White	1,590,000	520,000	10.9%
David Outhwaite	270,000	250,000	1.8%
Perry Malone	1,417,000	495,000	9.7%
David Callander	125,000	125,000	0.9%
John Reilly	355,000	335,000	2.4%
Michael Lipton	130,000	110,000	0.9%
Robert Olsen	135,000	115,000	0.9%
Frank Ricciuti	390,000	370,000	2.7%
Anthony De Werth	336,900	25,000	2.3%
All officers and directors as a group ten persons)	4,748,900	2,345,000	32.4%
Ted Colivas	912,000	nil	6.2%
Ken Lusk	1,028,000	nil	7.0%
Austin W. Marxe and David M. Greenhouse(3) 153 E. 53rd Street, New York, New York, 10022	1,061,350	nil	7.2%

(1) Unless otherwise noted, all persons have an address c/o the Company, 300 Delaware Ave., Buffalo, NY 14202.

(2) Includes shares of common stock and options owned at March 21, 2003 and any shares as to which the holder may become the owner within 60 days.

(3) Based upon a Schedule 13G filed by entities controlled by Messrs. Marxe and Greenhouse with the SEC on February 11, 2003.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2002, the Company purchased legal services amounting to approximately $62,000 from firms where partners in these firms served the Company as either an officer or a director or as a director of a subsidiary of the Company. In fiscal 2002, the individuals were, respectively, Howard Rubinoff, who served the Company as Corporate Secretary for part of 2002, Michael Lipton, who serves the Company as a director and Trevor Carmichael, who serves on the board of Parlay Entertainment Limited.

During the year ended December 31, 2001, the Company purchased legal services amounting to approximately $24,000 from a firm where a partner in this firm served the Company as an officer. In fiscal 2001, the individual was Howard Rubinoff who served the Company as Corporate Secretary.

As at December 31, 2002 and 2001, no amounts were owed to related parties under these arrangements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
1.1	Memorandum of Agreement among Affiliated Adjusters, Inc. and the stockholders of The Precyse Corporation dated January 27, 1999*

3.1	Articles of Incorporation, as amended*

3.2	Bylaws, as amended on December 12, 2002

10.1	Technology License and Maintenance Agreement between The Precyse Corporation and The CyberBingo Corporation dated December 4,1997*

10.2	Consulting Agreement between dot com Entertainment Group, Inc. and Scott F. White Financial Limited dated July 1, 2002 #

10.3	Consulting Agreement between dot com Entertainment Group, Inc. and Pericom Systems Corporation dated July 1, 2002#

10.4	Transaction Processing Agreement between Precyse Corporation and First Atlantic Commerce Ltd. dated January 29, 1999*

10.5	Stock Option Plan (previously filed with Form S-8 in April 2001, re-filed to correct minor typographical errors)# *

10.6	Software License Agreement between DCEG (Antigua) Ltd. and Cyberbingo Corporation dated June 15, 2001 *

10.7	Consulting Agreement between dot com Entertainment Inc. and Piranha Holdings Limited dated February 1, 2002#

10.8	Employment Agreement between DCEG INC. and David Outhwaite dated December 12, 2002#

10.9	Employment Agreement between Precyse Corporation and David Callander dated March 25, 2002#

10.10	Employment Agreement between DCEG INC. and Christopher Smith dated December 1, 2002#

21.1	Subsidiaries of Registrant

23.1	Consent of Freed Maxick & Battaglia, CPAs, P.C.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated by reference herein.
#	Represents a management contract or compensatory plan or arrangement.

(b)

Reports on Form 8-K

None

ITEM 14. - CONTROLS AND PROCEDURES

Within 90 days before the filing date of this annual report (the "Evaluation Date") the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)).  Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner. Management will continue to review this matter with particular emphasis on the documentation of the Company's disclosure controls and procedures. There have been no changes in the system of internal control or in other factors that could significantly affect such controls since the Evaluation Date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	dot com Entertainment Group, Inc.
By:	/s/ David Outhwaite
Chief Executive Officer

DATE	MARCH 28, 2003

By:	/s/ David Callander
Chief Financial Officer

DATE	MARCH 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ David Outhwaite	Chief Operating Officer and Director
Date	March 28, 2003

By	/s/ Scott White	President and Chief Operating Officer and Director

Date	March 28, 2003

By	/s/ Rob Olsen	Director
Date	March 28, 2003

By	/s/ Perry Malone	Chief Technology Officer and Director
Date	March 28, 2003

By	/s/ Michael Lipton	Director
Date	March 28, 2003

By	/s/ John Reilly	Director
Date	March 28, 2003

By	/s/ Frank Ricciuti	Acting Chair and Director
Date	March 28, 2003

By	/s/ Anthony De Werth	Director
Date	March 28, 2003

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David C. Outhwaite, certify that:

1.	I have reviewed this annual on Form 10-KSB for dot com Entertainment Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
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

6.	The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David C. Outhwaite
David C. Outhwaite
Chief Executive Officer
March 28, 2003

I, David Callander, certify that:

1.	I have reviewed this annual report on Form 10-KSB of dot com Entertainment Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

6.	The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David Callander
David Callander
Chief Financial Officer
March 28, 2003

EXHIBIT INDEX

(a)	Exhibits
1.1	Memorandum of Agreement among Affiliated Adjusters, Inc. and the stockholders of The Precyse Corporation dated January 27, 1999*

3.1	Articles of Incorporation, as amended*

3.2	Bylaws, as amended on December 12, 2002

10.1	Technology License and Maintenance Agreement between The Precyse Corporation and The CyberBingo Corporation dated December 4,1997*

10.2	Consulting Agreement between dot com Entertainment Group, Inc. and Scott F. White Financial Limited dated July 1, 2002 1#

10.3	Consulting Agreement between dot com Entertainment Group, Inc. and Pericom Systems Corporation dated July 1, 2002#

10.4	Transaction Processing Agreement between Precyse Corporation and First Atlantic Commerce Ltd. dated January 29, 1999*

10.5	Stock Option Plan (previously filed with Form S-8 in April 2001, re-filed to correct minor typographical errors)# *

10.6	Software License Agreement between DCEG (Antigua) Ltd. and Cyberbingo Corporation dated June 15, 2001 *

10.7	Consulting Agreement between dot com Entertainment Inc. and Piranha Holdings Limited dated February 1, 2002#

10.8	Employment Agreement between DCEG INC. and David Outhwaite dated December 12, 2002#

10.9	Employment Agreement between Precyse Corporation and David Callander dated March 25, 2002#

10.10	Employment Agreement between DCEG INC. and Christopher Smith dated December 1, 2002#

21.1	Subsidiaries of Registrant

23.1	Consent of Freed Maxick & Battaglia, CPAs, P.C.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated by reference herein.
#	Represents a management contract or compensatory plan or arrangement.