Form 10QSB
period 2003-05-14
DOT COM ENTERTAINMENT GROUP INC
filed 2003-05-14
CIK 1079279

FILER:

COMPANY DATA:
COMPANY CONFORMED NAME:		DOT COM ENTERTAINMENT GROUP
CENTRAL INDEX KEY:		0001079279
STANDARD INDUSTRIAL CLASSIFICATION		SERVICES-BUSINESS SERVICES
IRS NUMBER:		582466312
STATE OF INCORPORATION		FL
FISCAL YEAR END		1231
FILING VALUES:
FORM TYPE	10QSB
SEC ACT:
SEC FILE NUMBER		000-26597
FILM NUMBER:
BUSINESS ADDRESS:
STREET 1:	300 DELAWARE AVENUE
STREET 2:
CITY:	BUFFALO
STATE:	NY
ZIP:	14202
BUSINESS PHONE	716-853-1964

MAIL ADDRESS:
STREET 1:	300 DELAWARE AVENUE
STREET 2:
CITY:	BUFFALO
STATE:	NY
ZIP:	14202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended:        March 31, 2003

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

Yes__X__ No_____

As of April 30, 2003, the registrant had 10,855,500 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);
                                                                              Yes_____ No__X__

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this quarterly report and any documents incorporated by reference into this quarterly report that is not a statement of an historical fact constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate" and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause dot com's future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. We have no obligation or intent to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed below under Item 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS", "RISKS AND UNCERTAINTIES" and in dot com's Annual Report on Form 10-KSB.

Part I - Financial Information

Item 1. - Financial Statements.

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$703,509	$938,705
Accounts receivable:
Trade, less allowance of $32,000	662,981	461,449
($63,000 - 2002)
Other	15,294	21,042
Income taxes recoverable	59,071	181,566
Prepaid expenses and deposits	85,565	53,668
Total current assets	1,526,420	1,656,430

Deferred software development costs	55,791	-

Fixed assets - net	156,502	118,814

Patents - net	2,165	2,165

	$1,740,878	$1,777,409

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$144,062	$167,882
Restructuring reserve	-	67,500
Legal settlement reserve	-	16,344
Income taxes payable	7,094	3,403
Deferred revenue	129,555	138,463
Total current liabilities	280,711	393,592

Long-term liabilities:
Deferred income taxes	22,316	-

Total liabilities	303,027	393,592

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000
shares authorized, 10,855,500 shares issued
and outstanding (10,695,500 - 2002)	10,856	10,696
Additional paid in capital	1,556,631	1,518,847
Retained earnings (accumulated deficit)	(101,177)	(145,726)
	1,466,310	1,383,817
Unearned common stock and option compensation	(28,459)	-
	1,437,851	1,383,817

	$1,740,878	$1,777,409

(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(ACCUMULATED DEFICIT)
(Unaudited)

	Three Months Ended
	March 31
	2003	2002

Revenues:
Royalties	$733,250	$663,545
Installation fees	155,770	406,225
e-digital and support services	31,200	164,265
Other income	7,500	-
	927,720	1,234,035

Expenses:
Research, software development and support services	326,699	373,102
General and administrative	376,769	261,846
Sales, marketing and services to licensees	150,005	216,581
	853,473	851,529

Income before income tax provision	74,247	382,506

Income tax provision
Current	7,382	153,002
Deferred	22,316	-
	29,698	153,002

Net income	44,549	229,504

Retained earnings (accumulated deficit),
beginning of period	(145,726)	368,740

Retained earnings (accumulated deficit),
end of period	$(101,177)	$598,244

Net income per share:
Basic	$0.00	$0.02

Diluted	$0.00	$0.02

Weighted average number of common
shares outstanding:
Basic	10,802,167	10,787,500

Diluted	10,802,167	11,242,220

(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31

	2003	2002

Cash flows from operating activities:
Net income	$44,549	$229,504
Adjustments to reconcile net income to
net cash used in operating activities:
Expenses satisfied by the issuance of common stock
and options	9,485	-
Depreciation	20,864	9,810
Deferred income taxes	22,316	-
Changes in non-cash working capital items:
Accounts receivable	(195,784)	(28,048)
Prepaid expenses and deposits	(31,897)	1,329
Accounts payable and accrued liabilities	(23,820)	21,706
Accounts payable - officers	-	(22,500)
Restructuring reserve	(67,500)	-
Legal settlement reserve	(16,344)	-
Income taxes recoverable/payable	126,186	(222,934)
Deferred revenue	(8,908)	(626)

Net cash used in operating activities	(120,853)	(11,759)

Cash flows from investing activities:
Purchases of fixed assets	(58,552)	(9,480)
Deferred software development costs	(55,791)	-

Net cash used in investing activities	(114,343)	(9,480)

Net decrease in cash during the period	(235,196)	(21,239)

Cash and cash equivalents, beginning of period	938,705	965,041

Cash and cash equivalents, end of period	$703,509	$943,802

Supplemental cash flow activities
Income taxes paid / (received)	$(118,804)	$375,936
Interest paid	$-	$-

(see accompanying notes)

dot com Entertainment Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - THREE-MONTH PERIOD ENDED MARCH 31, 2003

NOTE 1. - BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements of dot com Entertainment Group, Inc. and its Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the U.S.A. for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S.A. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which includes audited financial statements and footnotes as at and for the years ended December 31, 2002 and 2001.

NOTE 2. - DEFERRED SOFTWARE DEVELOPMENT COSTS

            Software development costs are accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". All costs incurred to establish the technological feasibility of a computer software product are expensed as incurred. Software development costs, incurred subsequent to the determination that the project is technically feasible, in the amount of $55,791 have been deferred for the three-month period ended March 31, 2003. No software development costs were deferred for the three-month period ended March 31, 2002. No amortization of deferred software development costs was recorded in the three-month periods ended March 31, 2003 or 2002.

NOTE 3. - STOCK OPTIONS

            During the three-month ended March 31, 2003, 285,000 options were granted under this plan with exercise prices ranging from $0.19 to $0.21 per share. These options were granted to directors and employees. These options vested immediately. During the three-month period ended March 31, 2003, 5,000 options issued to an employee were forfeited. During the three-month period ended March 31, 2002, 155,000 options were granted under this plan with exercise prices ranging from $0.81 to $1.08 per share. These options were granted to employees. During the three-month period ended March 31, 2002 no stock options were forfeited.

            Exercise prices for the options outstanding at March 31, 2003 fall into the following ranges:

Number of Shares Under Option

$0.01 - $0.20	5,000
$0.21 - $0.50	1,655,000
$0.51 - $1.00	1,542,500
$1.01 - $2.00	132,500
$2.01 - $3.00	432,500
3,767,500

            During the three-month period ended March 31, 2003, 25,000 non-qualified stock options were issued to a consultant for services to be rendered throughout fiscal 2003. Pursuant to the provisions of SFAS 123, the fair value of these options has been determined in the amount of $4,344 using the Black-Scholes pricing model following the assumptions noted below. This amount is being included in the determination of income on a straight-line basis throughout fiscal 2003. The excess of the value ascribed to the consultant's services over the amount included in the determination of income for the period is included as a component of "Unearned common stock and option compensation" included in Stockholders' Equity. No non-qualified options were issued to consultants during 2002 or 2001. In years prior to 2001, 810,000 non-qualified options had been issued to consultants.

            Accordingly as at March 31, 2003, there are 835,000 non-qualified options outstanding. 25,000 options are exercisable at $0.23 per share and expire in 2008, 50,000 options are exercisable at $2.50 per share and expire in 2005 and 760,000 options are exercisable at $3.00 per share and expire in 2004.

            For stock options issued to employees, including directors and officers, the Company has adopted the disclosure-only provisions of SFAS 123 and, accordingly, does not recognize compensation cost for stock option grants under fixed awards. SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure," requires the Company to disclose in its interim consolidated financial statements the impact if the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123. The impact on net income and income per share for the three-month periods ended March 31, 2003 and 2002 would have been as follows:

	2003	2002

Net income - as reported	$44,549	$229,504
Total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(43,224)	(111,333)

Net income - pro forma	$1,325	$118,171

Income per share - as reported, basic and diluted	$0.00	$0.02

Income per share - pro forma, basic and diluted	$0.00	$0.01

            No compensation expense was recorded in the three-month period ended March 31, 2003 or 2002 for stock options granted to employees, directors or officers.

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2003	2002

Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Risk-free interest rate	3.0%	3.0%
Expected life of options	5 years	5 years

NOTE 4. - EARNINGS PER SHARE

            In accordance with SFAS 128, "Earnings Per Share," the Company has reported basic earnings per share and fully diluted earnings per share. The Company determines the weighted average number of fully diluted common shares outstanding by applying the treasury stock method. For the three-month period ended March 31, 2003, under this method, none of the 4,822,500 outstanding stock options and warrants have been considered common stock equivalents because their assumed exercise would be anti-dilutive for the period. The diluted weighted average number of common shares outstanding at March 31, 2002 includes the impact of the assumed exercise of 2,015,000 stock options with exercise prices ranging from $0.75 to $0.89 per share. All other securities, consisting of 2,005,000 stock options and warrants with exercise prices ranging from $0.94 to $4.00, are anti-dilutive and have not been included in the calculation.

NOTE 5. - CONCENTRATION OF CREDIT RISKS

            At March 31, 2003 the Company had four customers, which either represented in excess of 10% of trade accounts receivable at that date or represented in excess of 10% of revenue for the three-month period then ended. Comparative information is provided as at and for the year-ended December 31, 2002. The percentage of period-end trade accounts receivable is computed based on trade accounts receivable net of any allowances for doubtful accounts:

		March 31, 2003	December 31, 2002

Customer 1	% of period end trade accounts receivable	30%	36%

	% of period revenue	16%	13%

Customer 2	% of period end trade accounts receivable	11%	17%

	% of period revenue	13%	27%

Customer 3	% of period end trade accounts receivable	12%	13%

	% of period revenue	Less than 10%	Less than 10%

Customer 4	% of period end trade accounts receivable	Less than 10%	Less than 10%

	% of period revenue	14%	Less than 10%

NOTE 6. - CAPITAL STOCK

            On February 4, 2003, the Company issued 160,000 common shares to directors for services rendered and to be rendered as part of the directors' compensation package for 2003. The Company's common shares were trading at $0.21 per share on that day and, accordingly, a value of $33,600 has been ascribed to this aspect of the directors' compensation package for fiscal 2003. This amount is being included in the determination of income on a straight-line basis throughout fiscal 2003. The excess of the value ascribed to the directors' services over the amount included in the determination of income for the period is included as a component of "Unearned common stock and option compensation" included in Stockholders' Equity.

NOTE 7. - RECLASSIFICATIONS

            Certain amounts and related disclosures in the financial statements for the three-month period ended March 31, 2002 have been reclassified to conform to the financial statement presentation for the three-month period ended March 31, 2003.

Item 2. - Management's Discussion and Analysis

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

The Company derives its revenues from several sources, including its assessment of installation fees and royalties from the use of its software. Additionally, the Company generates revenue on a fee for service basis by providing licensees with e-digital and support services (such services included web site design and integration, custom products, corporate branding, systems consulting services and technical support, maintenance and software upgrades).

The United States dollar is the principal currency of the Company and accordingly the financial statements of the Company are expressed in United States dollars. The Company derives all of its revenues in United States dollars. Certain of the Company's expenses are incurred in Canadian dollars and these expenses are converted into United States dollars at the exchange rates on the transaction dates. The Canadian dollar has increased in value against the U.S. dollar by approximately 7.6% between December 31, 2002 and March 31, 2003. As a consequence the Company has incurred additional cost from those expenses denominated in Canadian dollars, which are higher when recorded in U.S. dollars during the three-month period ended March 31, 2003. However, the Company maintains certain monetary assets denominated in Canadian dollars. The Company has recorded a gain on the conversion of these monetary assets to U.S. dollars as at March 31, 2003. The net impact of these foreign exchange effects in the three-month period ended March 31, 2003 has not been material. However, increases in the value of the Canadian dollar will adversely impact on the results of operations of the Company. For the three-month period ended March 31, 2003 the average exchange rate was Cdn. $ 1.00 equal to U.S. $0.6627. For the three-month period ended March 31, 2002, the average exchange rate was Cdn. $ 1.00 equal to U.S. $0.6279. Quarter over quarter, this represents a 5.5% strengthening in the average value of the Canadian dollar. Since the end of the fiscal quarter, the Canadian dollar has continued to strengthen against the U.S. dollar and is a further 2.4% stronger between April 1, 2003 and April 30, 2003.

Critical Accounting Policies

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These accounting principles require that management make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to periodic evaluation. Management believes that the estimates, judgments and assumptions upon which management relies are reasonable based upon information available to management at the time these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent that there are material differences between these estimates, judgments or assumptions and actual results, the Company's consolidated financial statements will be affected. The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the reported financial results include the following:

•	Revenue Recognition
•	Accounting for Research and Development Costs
•	Accounts Receivable

Revenue Recognition

Revenue recognition rules for software development companies are very complex. The Company follows very specific and detailed guidance in measuring revenue. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions." The Company's intention in complying with these accounting regulations is to minimize the application of estimates, judgments and assumptions in the revenue recognition process. The Company generates several types of revenue in its operations.

Installation fees are recognized when the Company has delivered, installed and integrated its software at the licensee's place of operation and collection is assured. Delivery, installation and integration are confirmed by the receipt of a Confirmation of Software Delivery certificate from the licensee.  The Company uses the standard of assurance of cash collection as the Company generally has limited ability to pursue the non-payment of amounts owed given that the Company's customers operate in foreign jurisdictions. The assessment that cash collection is assured at the financial reporting date is based on the receipt of cash by the Company within the period subsequent to the financial reporting date through the date that the Company takes to complete its period-end financial reporting process. If collection is not assured, amounts billed are classified as deferred revenue until they are subsequently collected. Revenue attributable to undelivered elements, including the commitment for technical support and future upgrades, is based on the average sales price of those elements and is recognized ratably on a straight-line basis over the license term. If the average sales price of the undelivered item is not readily determinable, based on vendor specific objective evidence, the entire payment received in advance is deferred and recognized ratably on a straight-line basis over the license term.

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

Accounting for Research and Development Costs

The Company invests significant resources in the ongoing improvement of its existing software products and the development of new and enhanced software products. The Company has carefully reviewed the provisions of Statement of Financial Accounting Standard ("SFAS") 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" and had concluded through December 31, 2002 that no material amounts would qualify for deferral under this pronouncement and accordingly, all computer software development costs through December 31, 2002 have been expensed as incurred. Based on the present maturity of the Company's software products, all software development efforts would be considered product enhancements rather then the creation of new software products. The Company had previously noted that it expected that the requirements for computer software development costs to be deferred could be met in fiscal 2003. This expectation was based on two concurrent developments. Firstly, the Company has enhanced its management processes with respect to software development projects and second, the Company has implemented a third party software tool to facilitate the tracking and assessment of development projects. Accordingly, the Company has commenced deferring certain software development costs during the three-month period ended March 31, 2003. Such deferral of costs requires the definition of the attainment of technical feasibility of development projects and the definition of completion of development projects. With respect to the definition of the technical feasibility of development projects, the Company has adopted a definition that reflects its internal management processes as follows. A development project is considered technically feasible when the Requirements Document has been completed and when the Product Steering Committee of the Company has approved the Requirements Document. The Requirements Document specifies the functionality required from the software product and provides the detail that the software engineers require to develop the final software product. The Product Steering Committee of the Company is the highest level of management approval for software development projects and its role is to ensure that the Company's development processes have been followed, that the development project is feasible and that the Company can expect an acceptable economic return from the execution of the development project. Once the project is approved by the Product Steering Committee, the Company has committed to complete the project and to allocate sufficient resources to it. With respect to the definition of the completion of development projects, a project in considered complete when the software product has been beta tested and is available for release to customers.

In addition, it will be necessary to undertake a periodic review of the recoverability of deferred amounts against the net realizable value of such deferred costs which will include an estimate of future revenues from certain products. Aggregate anticipated software development project costs are compared to anticipated marginal revenues from the software product over a three-year period which is the anticipated life-cycle of the software product. With respect to the calculation of anticipated marginal revenues, certain estimates have to be derived resulting from the application of judgments and assumptions. Estimates include the activity level to be generated by customers and the enhancement to the Company's revenue from higher levels of customer activity. Further, additional revenue from new customers is included in the estimate of future revenue. Such customers must at least be at a letter of intent stage in the sales process to be included in the revenue projections from the software products under development. In deriving these estimates, management has adopted an initial prudent approach with respect to anticipated revenue enhancements.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts. The allowance is based on the circumstances of each customer relationship, as direct communication takes place with each customer where accounts are past due, together with an assessment of the history of past write-offs and collections. Typically under the Company's license agreements, amounts are due 15 days after the invoice date. The Company generally has limited ability to pursue non-payment of amounts owed given that the Company's customers operate in foreign jurisdictions. The allowance for doubtful accounts generally relates to unpaid royalty amounts, including amounts that may be owed under minimum royalty obligations pursuant to the Company's license arrangements. The financial condition of customers can deteriorate and, for that reason and others, cash collections can be delayed. In such circumstances, additional allowances for doubtful accounts may be required.

In addition, the Company has chosen to account for its stock option plans utilizing the intrinsic value method specified under APB Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS 123, "Accounting for Stock-Based Compensation," and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the pro-forma effects on reported net income had the Company elected to recognize compensation costs based on the fair value of the stock options at the grant date are disclosed in note 3 to the consolidated interim financial statements along with the assumptions used in the determination of the fair value of the options granted. The Company does not presently intend to adopt the fair value method of accounting for stock options granted to employees.

In many cases, the accounting treatment of a particular transaction is prescribed by GAAP and, accordingly, management does not apply judgment in the application of GAAP. There are also areas in which management's judgment in selecting amongst available alternatives would not produce a materially different result. The Company's senior management has reviewed these critical accounting policies and related disclosures with the audit committee of the board of directors of the Company. See Note 1 to the consolidated financial statements of the Company included with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 which contain further information regarding the Company's accounting policies and other disclosures required by GAAP.

The following tables set forth selected information from the statements of income for the three months ended March 31, 2003 and 2002 and the balance sheets as at March 31, 2003 and December 31, 2002.

Selected Statement of Income Information
	Three Months Ended March 31,
	2003	2002

Revenue	$927,720	$1,234,035
Expenses	853,473	851,529
Net income	44,549	229,504

Selected Balance Sheet Information
	As at March 31, 2003	As at December 31, 2002

Current assets	$1,526,420	$1,656,430
Current liabilities	280,711	393,592
Stockholders' equity	1,437,851	1,383,817

Review of the three months ended March 31, 2003 compared with the three months ended March 31, 2002

Revenues decreased to $927,720 for the three-month period ended March 31, 2003 from $1,234,035 for the comparable 2002 quarter.

Royalty revenue increased to $733,250 for the three-month period ended March 31, 2003 from $663,545 for the comparable 2002 quarter reflecting the increased number and revenue activity of the Company's licensees. The increase was achieved notwithstanding that the royalty rates in effect for the three-month period ended March 31, 2003 were lower than those in place for the comparable 2002 quarter. In mid fiscal 2002, the Company reduced the royalty rates for a number of licensees. The objective of these royalty rate amendments in 2002 was the standardization of royalty rates to market rates across the Company's customers. A consequence of this competitive action was a general reduction in royalty revenue by licensee and in aggregate. During the three-month period ended March 31, 2003, the offset to this royalty revenue reduction from the increased contribution from both the increased activity of existing customers and the activity of new customers resulted in royalty for the three-month period ended March 31, 2003 being only 5% less than the Company's record quarter for royalty revenue, which is $766,977 which was earned for the three-month period ended December 31, 2001. It is reasonably expected that royalty revenue for the three-month period ended June 30, 2003 will establish a new quarterly record for royalty revenue. Part of the reason for the revenue increase is the completion of the process of installing a software upgrade at several client sites, commenced in late fiscal 2002. This upgrade improved many aspects of the performance of the software.

Installation fees were $155,770, as compared to $406,225 for the comparable quarter in 2002, representing fees recognized on the delivery of the Company's software to four licensee sites during the three-month period ended March 31, 2003. The first quarter of fiscal 2002 represents the present record quarter for installation fees when seven new client sites were installed. While three of the four new licensee sites derived royalty revenue in the three-month period ended March 31, 2003, royalty revenue from one licensee site is expected to commence in the second quarter of 2003. At December 31, 2002, $60,000 of installation fees related to delivered software could not be recognized pursuant to the Company's revenue recognition practices. Of this amount, $30,000 was recognized in the three-month period ended March 31, 2003. It is anticipated the balance of $30,000 will be recognized in the second quarter of fiscal 2003.

e-digital and support services revenue decreased to $31,200 for the three-month period ended March 31, 2003 from $164,265 for the comparable 2002 quarter. As the Company no longer actively markets e-digital services, revenue from this source has fallen as expected and as discussed in prior quarters.

During the three-month period ended March 31, 2003, three customers represented revenues of 16%, 14% and 13%, respectively. For the three-month period ended March 31, 2002, these customers represented the following percentages of revenue, respectively, 7%, 5% and 28%. If the Company lost any of these customers or any of them became insolvent and could not pay the balances owed to the Company it would have a material negative impact on the financial condition and results of operations of the Company.

Total expenses increased to $853,473 for the three-month period ended March 31, 2003 from $851,529 for the comparable 2002 quarter. While there has been a decrease in the average staffing complement of approximately four employees for the three-month period ended March 31, 2003 compared to the comparable quarter in fiscal 2002, overall compensation costs have increased by approximately $42,000. This increase reflects the appointment by the Company of several new members of management, for whom the three-month period ended March 31, 2003 was the first full fiscal quarter of employment, and compensation increases for existing members of management. At March 31, 2003, there were 39 full-time employees and consultants compared to 43 at March 31, 2002. Other cost components increased, on a net basis, by approximately $12,000. An offset was the reduction in expenses of approximately $56,000 from the deferral of certain software development costs discussed further below.

Gross research, software development and support service expenses, before the deferral of certain software development costs under the provisions of SFAS 86 as discussed in the next paragraph, increased to $382,490 for the three-month period ended March 31, 2003 from $373,102 for the comparable 2002 quarter. This increase resulted from the consequence of continuing to hire additional software developers to improve and diversify the Company's products and services to reflect the growing demand realized, and anticipated, for these products and services. Compensation costs increased by approximately $104,000 in the three-month period ended March 31, 2003 compared to the comparable 2002 quarter. As an offset, in the three-month period ended March 31, 2002 research, software development and support service expenses costs included a charge in the amount of $90,000 for a one-time non-recurring buyout of an existing management contract which would have otherwise have expired in December 2002. Gross research, software development and support service expenses represented 41% of revenues for the three-month period ended March 31, 2003 compared to 30% for the comparable 2002 quarter.

As of March 31, 2003, $55,791 of software development costs have been deferred under the provisions of SFAS 86 related to the development of downloadable Flash versions of the Company's suite of casino games. It is anticipated that the Company will incur approximately a further $120,000 of expenses in developing these software products prior to the commercialization of the software products. The release date for these products is anticipated to be late in the second quarter of fiscal 2003 and the Company anticipates earning marginal revenue from the licensing of these software products from both existing and new clients in the third quarter of fiscal 2003. The Company intends to amortize the deferred software development costs over a 36-month period, which is the Company's general assessment of the economic life of its software products. Accordingly, net research, software development and support services expenses for the three-month period ended March 31, 2003 were $326,699 or 35% of revenue for the period.

General and administrative expenses increased to $376,769 for the three-month period ended March 31, 2003 from $261,846 for the comparable 2002 quarter. The increase primarily results from increased remuneration to employees and consultants of approximately $62,000 and an increase in premises costs, following an increase in the amount of rented space used by the Company in late fiscal 2002, of approximately $20,000. Professional fees, for strategic marketing services, directors' fees and other advisory fees were higher by approximately $55,000 during the quarter and depreciation was higher by approximately $10,000. As a partial offset, there was a $36,000 allowance for doubtful accounts recorded in the three-month period ended March 31, 2002 which did not recur in fiscal 2003. General and administrative expenses represented 41% of revenue for the three-month period ended March 31, 2003 compared to 21% for the comparable 2002 quarter.

Sales, marketing and services to licensees expenses decreased to $150,005 for the three-month period ended March 31, 2003 from $216,581 for the comparable 2002 quarter. The decrease reflects the Company's decision in the third quarter of fiscal 2002 to curtail e-digital and systems consulting service activities to reflect marketplace opportunities. As a consequence, compensation costs for these activities have decreased by approximately $34,000 for the three-month period ended March 31, 2003 compared to the comparable quarter in fiscal 2002 following the reduction in headcount in this area. In addition, there was a $26,000 allowance for doubtful accounts recorded in the three-month period ended March 31, 2002 which did not recur in fiscal 2003. Sales, marketing and services to licenses expenses represented 16% of revenues for the three-month period ended March 31, 2003 and 18% for the comparable 2002 quarter.

Net income decreased to $44,549 for the three-month period ended March 31, 2003 from $229,504 for the comparable 2002 quarter. As the Company increases the number of its licensees and introduces new products it is anticipated that profitability will improve. The income tax provision for the three-month period ended March 31, 2003 decreased to $29,698 from $153,002 for the comparable 2002 quarter.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had cash and cash equivalents of $703,509 compared with $938,705 at December 31, 2002.

At March 31, 2003, the Company had working capital of $1,245,709 compared with $1,262,838 at December 31, 2002. There was a decrease in income taxes recoverable following the receipt of refunds with respect to the Company's 2002 and 2001 taxation years from the Internal Revenue Service in the amount of $118,878 in addition to the U.S. income tax provision for the three-month period ended March 31, 2003 of approximately $3,617. Trade accounts receivable increased by $201,532 between December 31, 2002 and March 31, 2003. Of this increase, approximately $75,000 reflects the increase in current accounts receivable from increases in revenue and approximately $125,000 reflects a deterioration in the ageing of accounts receivable. This deterioration relates to a number of certain specific accounts. Management is pursuing payment in all cases and does not believe that there is any need to increase the allowance for doubtful accounts for any of these specific accounts. At March 31, 2003, there were three customers which represented in excess of 10% of net trade accounts receivable at 29%, 12% and 11%, respectively. At March 31, 2002, these customers represented the following percentages of net trade accounts receivable, respectively, 5%, 2% and 57%. If the Company lost any of these customers or any of them became insolvent and could not pay the balances owed to the Company it would have a material negative impact on the financial condition and results of operations of the Company.

As discussed above, the Company deferred $55,791 of software development costs during three-month period ended March 31, 2003.

At March 31, 2003, total assets decreased to $1,740,878 from $1,777,409 at December 31, 2002.

At March 31, 2003, total liabilities decreased to $303,027 from $393,592 at December 31, 2002. The decrease primarily represent the settlement during the quarter of remaining obligations as at December 31, 2002 on the Company's restructuring reserve and the Company's legal settlement reserve offset by the increase in the deferred income tax liability. The Company anticipates that it will continue to be able to deduct software development costs currently for income tax return purposes. Accordingly, the ability to defer the costs of software development expenses as at March 31, 2003 has resulted in the recognition of a deferred income tax liability of $22,316.

Net cash used in operating activities was $120,853 for the three-month period ended March 31, 2003 compared with net cash used in operating activities of $11,759 for the comparable 2002 quarter. The use of cash in the quarter results primarily from the increase in trade accounts receivable balances and the settlement of certain reserves in place at December 31, 2002, offset by the income tax refunds referred to above.

Cash of $58,552 was used to acquire fixed assets including $38,010 paid on the purchase of a specific software tool to assist with the management of the Company's software development projects. The balance represents ongoing expenditures on enhancements to the Company's computer hardware and software. In addition, as discussed above, the Company deferred $55,791 of software development costs during the period.

On February 4, 2003, the Company issued 160,000 common shares to directors for services rendered and to be rendered as part of the directors' compensation package for 2003. The Company's common shares were trading at $0.21 per share on that day and, accordingly, a value of $33,600 has been ascribed to this aspect of the directors' compensation package for fiscal 2003. This amount is being included in the determination of income on a straight-line basis throughout fiscal 2003. The excess of the value ascribed to the directors' services over the amount included in the determination of income for the period is included as a component of "Unearned common stock and option compensation" included in Stockholders' Equity. In addition, during the three-month period ended March 31, 2003, 25,000 non-qualified stock options were issued to a consultant for services to be rendered throughout fiscal 2003. Pursuant to the provisions of SFAS 123, the fair value of these options has been determined in the amount of $4,344 using the Black-Scholes pricing model. This amount is being included in the determination of income on a straight-line basis throughout fiscal 2003. The excess of the value ascribed to the consultant's services over the amount included in the determination of income for the period is included as a component of "Unearned common stock and option compensation" included in Stockholders' Equity.

Management believes that the Company will have sufficient resources to support its growth through continued revenue improvements, the collection of its trade accounts receivable in the ordinary course of business and by continuing to monitor its expenses in light of the cash resources of the Company. Notwithstanding the above, there can be no assurance that management's plans can be met.

There are presently no material commitments for capital expenditures. Due to the nature of its business, the Company does not require significant outlays for capital expenditures and, as a result, is not planning for any material capital expenditures for the foreseeable future. However, the Company is committed to providing its developers with the most current tools to assist in their efforts. Accordingly, the Company will continue to enhance and upgrade its computer hardware and software.

RISKS AND UNCERTAINTIES

The Company has identified that there is uncertainty in North America relating to the lawfulness of Internet gaming. As such, notwithstanding the fact that its licensees operate from countries where such business is lawful if licensed, governments elsewhere, including the federal, state or any local governments in the United States may take the position that the Company's software and support systems are being played and or used unlawfully in their jurisdiction. Accordingly, the Company may face criminal prosecution in any number of jurisdictions for aiding and abetting others, such as its licensees, in operating an illegal gaming operation. The Company has devoted only limited resources to investigating the legal climate in which it operates. Many of the issues facing the Company are the same as those facing all other e-commerce and other Internet software providers and traditional software providers, as current laws are not clear as to who, if anyone, has jurisdiction over Internet-based commerce. A number of bills have been introduced in the United States House of Representatives to expressly ban Internet gaming. To date all of these proposals have been defeated. Although the Company intends to do business worldwide, any enforceable ban on Internet gaming in the United States would have a material adverse effect on the operations of the Company's licensees and, as a consequence, could have a short-term and long-term impact on the scope and growth of the Company's business including both its liquidity and its revenues from operations.

IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its business.

Item 3. - Controls and Procedures

Within 90 days before the filing date of this quarterly report (the "Evaluation Date") the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner. Management will continue to review this matter with particular emphasis on the documentation of the Company's disclosure controls and procedures. There have been no changes in the system of internal control or in other factors that could significantly affect such controls since the Evaluation Date.

Part II - Other Information

Item 1. - N/A

Item 2. - Changes in Securities and Use of Proceeds

(a)

On February 4, 2003, the Company issued 160,000 shares of common stock to directors in compensation for services rendered as directors. The issuance of such shares was exempt from registration pursuant to Section 4(2) as a transaction not involving a public offering.

Items 3. - 5. N/A

Item 6. - Exhibits and Reports on Form 8-K

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

DOT COM ENTERTAINMENT GROUP, INC.
(Registrant)

Date: May 9, 2003	/s/ DAVID OUTHWAITE
David Outhwaite Chief Executive Officer

Date: May 9, 2003	/s/ DAVID CALLANDER
David Callander Chief Financial Officer

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Outhwaite, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for dot com Entertainment Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

/s/ David Outhwaite
David Outhwaite
Chief Executive Officer
May 9, 2003

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
May 9, 2003