Form 10QSB
period 2003-08-14
DOT COM ENTERTAINMENT GROUP INC
filed 2003-08-14
CIK 1079279

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

                For the quarterly period ended:         June 30, 2003

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

   Yes__X__ No_____

As of August 4, 2003, the registrant had 10,870,500 shares of Common Stock outstanding.

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
ASSETS	(Unaudited) June 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$456,241	$938,705
Accounts receivable:
Trade, less allowance of $18,000	767,181	461,449
($63,000 - 2002)
Other	17,404	21,042
Income taxes recoverable	93,491	181,566
Prepaid expenses and deposits	85,884	53,668
Total current assets	1,420,201	1,656,430

Deferred software development costs	166,222	-
Fixed assets - net	150,360	118,814
Patents - net	2,612	2,165

	$1,739,395	$1,777,409

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$144,124	$167,882
Restructuring reserve	-	67,500
Legal settlement reserve	-	16,344
Income taxes payable	-	3,403
Deferred revenue	73,070	138,463
Total current liabilities	217,194	393,592

Long-term liabilities:
Deferred income taxes	66,489	-

Total liabilities:	283,683	393,592

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,870,500 shares issued and outstanding (10,695,500 - 2002)	10,871	10,696
Additional paid in capital	1,558,866	1,518,847
Retained earnings (accumulated deficit)	(95,464)	(145,726)
	1,474,273	1,383,817
Unearned common stock and option compensation	(18,561)	-
	1,455,712	1,383,817

	$1,739,395	$1,777,409

(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS (ACCUMULATED DEFICIT) (Unaudited)
	Three-Months Ended		Six-Months Ended
	June 30		June 30
	2003	2002	2003	2002
Revenues:
Royalties	$894,464	$684,193	$1,627,714	$1,347,738
Installation fees	56,272	84,771	212,042	490,996
e-digital and support services	38,500	60,325	69,700	224,590
Other income	-	-	7,500	-
	989,236	829,289	1,916,956	2,063,324

Expenses:
Sales, marketing and services to licensees	176,083	205,346	326,088	421,927
Research, software development and support services	344,135	371,405	670,832	744,507
General and administrative	398,718	218,525	775,489	480,371
TSX Venture Exchange listing	60,778	-	60,778	-
	979,714	795,276	1,833,187	1,646,805
Loss on contractual settlement	-	345,207	-	345,207
	979,714	1,140,483	1,833,187	1,992,012

Income (loss) before income taxes	9,522	(311,194)	83,769	71,312

Income tax provision (benefit)
Current	(40,364)	(108,333)	(32,982)	44,669
Deferred	44,173	-	66,489	-
	3,809	(108,333)	33,507	44,669

Net income (loss)	5,713	(202,861)	50,262	26,643

Retained earnings (accumulated deficit), beginning of period
	(101,177)	598,244	(145,726)	368,740

Retained earnings (accumulated deficit), end of period
	$(95,464)	$395,383	$(95,464)	$395,383

Net income (loss) per share:
Basic	$0.00	$(0.02)	$0.00	$0.00

Diluted	$0.00	$(0.02)	$0.00	$0.00

Weighted average number of common shares outstanding:

Basic	10,865,500	10,870,833	10,833,833	10,829,167

Diluted	11,087,001	10,870,833	10,885,859	11,138,218
(see accompanying notes)

dot com ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three-Months Ended		Six-Months Ended
	June 30		June 30
	2003	2002	2003	2002
Cash flows from operating activities:
Net income (loss)	$5,713	$(202,861)	$50,262	$26,643
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Expenses satisfied by the issuance of common stock and options
	12,149	-	21,634	-
Depreciation	23,840	11,164	44,704	20,974
Loss on contractual settlement	-	345,207	-	345,207
Deferred income tax expense	44,173	-	66,489	-
Changes in non-cash working capital items:
Accounts receivable	(106,310)	190,291	(302,094)	162,243
Prepaid expenses and deposits	(319)	14,793	(32,216)	16,122
Accounts payable and accrued expenses	62	(13,499)	(23,758)	8,207
Accounts payable - officers	-	(27,200)	-	(49,700)
Restructuring reserve	-	-	(67,500)	-
Legal settlement reserve	-	-	(16,344)	-
Income taxes recoverable/payable	(41,514)	(261,328)	84,672	(484,262)
Deferred revenue	(56,485)	(7,571)	(65,393)	(8,197)

Net cash provided (used) by operating activities	(118,691)	48,996	(239,544)	37,237

Cash flows from investing activities:
Purchases of fixed assets and patents	(18,146)	(13,342)	(76,698)	(22,822)
Deferred software development costs	(110,431)	-	(166,222)	-
Net cash used in investing activities	(128,577)	(13,342)	(242,920)	(22,822)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	93,751	-	93,751
Net cash provided by financing activities	-	93,751	-	93,751

Net increase (decrease) in cash and cash equivalents during the period
	(247,268)	129,405	(482,464)	108,166

Cash and cash equivalents, beginning of period	703,509	943,802	938,705	965,041

Cash and cash equivalents, end of period	$456,241	$1,073,207	$456,241	$1,073,207

Supplemental cash flow activities
Income taxes paid / (received)	$1,150	$152,995	$(117,654)	$528,931
Interest paid	$-	$-	$-	$-

dot com Entertainment Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SIX-MONTH PERIOD ENDED JUNE 30, 2003

NOTE 1. - BASIS OF PRESENTATION

                The accompanying unaudited consolidated financial statements of dot com Entertainment Group, Inc. and its Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the Company's consolidated financial statements and footnotes as at and for the years ended December 31, 2002 and 2001 as filed with the Securities and Exchange Commission on Form 8K on July 9, 2003. Those financial statements, which had been prepared in conformity with accounting principles generally accepted in the Unites States of America, contain a new note regarding the differences with accounting principles generally accepted in Canada. The information set forth in those financial statements was otherwise unchanged from the original financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003. Those new financial statements were prepared in connection with the Company's application to list its common shares on the TSX Venture Exchange in Toronto, Ontario, Canada.

                As discussed in note 9, these consolidated financial statements comply, in all material respects, with accounting principles generally accepted in Canada.

NOTE 2. - DEFERRED SOFTWARE DEVELOPMENT COSTS

                Software development costs are accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". All costs incurred to establish the technological feasibility of a computer software product are expensed as incurred. Software development costs, incurred subsequent to the determination that the project is technically feasible, in the amount $166,222 have been deferred for the six-month period ended June 30, 2003 on three specific software product development projects. No software development costs were deferred for the six-month period ended June 30, 2002. No amortization of deferred software development costs was recorded in the six-month periods ended June 30, 2003 or 2002. Commencing July 1, 2003, software development costs for one software product development project are to be amortized as the project has achieved commercial release. The aggregate costs related to the completed project of $121,456 are to be amortized over 36 months on a straight-line basis.

NOTE 3. - STOCK OPTIONS

                During the six-month period ended June 30, 2003, 313,750 options were granted with exercise prices ranging from $0.15 to $0.21 per share. These options were granted to directors and employees. These options vested immediately. During the six-month period ended June 30, 2003, 5,000 options issued to an employee were forfeited. During the six-month period ended June 30, 2002, 670,000 options were granted with exercise prices ranging from $0.48 to $1.08 per share. These options were granted to directors and employees. During the six-month period ended June 30, 2002, 150,000 stock options were forfeited. During the three-month period ended June 30, 2002, 125,000 employee stock options were exercised for proceeds of $93,751.

                Exercise prices for the options outstanding at June 30, 2003 fall into the following ranges:

Number of Shares Under Option

$0.01 - $0.20	413,750
$0.21 - $0.50	1,275,000
$0.51 - $1.00	1,542,500
$1.01 - $2.00	132,500
$2.01 - $3.00	432,500

3,796,250

                During the three-month period ended March 31, 2003, 25,000 non-qualified stock options were issued to a consultant for services to be rendered throughout fiscal 2003. Pursuant to the provisions of SFAS 123, the fair value of these options has been determined in the amount of $4,344 using the Black-Scholes pricing model following the assumptions noted below. This amount is being included in the determination of income on a straight-line basis throughout fiscal 2003. The excess of the value ascribed to the consultant's services over the amount included in the determination of income for the period is included as a component of "Unearned common stock and option compensation" included in Stockholders' Equity (see Note 6). No non-qualified options were issued to consultants during 2002 or 2001. In years prior to 2001, 810,000 non-qualified options had been issued to consultants.

                Accordingly as at June 30, 2003, there are 835,000 non-qualified options outstanding. 25,000 options are exercisable at $0.23 per share and expire in 2008, 50,000 options are exercisable at $2.50 per share and expire in 2005 and 760,000 options are exercisable at $3.00 per share and expire in 2004.

                For stock options issued to employees, including directors and officers, the Company has adopted the disclosure-only provisions of SFAS 123 and, accordingly, does not recognize compensation cost for stock option grants under fixed awards. SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure," requires the Company to disclose in its interim consolidated financial statements the impact if the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123. The impact on net income (loss) and income (loss) per share for the three-month and six month periods ended June 30, 2003 and 2002 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss) - as reported	$ 5,713	$ (202,861)	$ 50,262	$ 26,643

Total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(3,448)	(190,300)	(46,671)	(301,633)

Net income (loss) - pro forma	$ 2,265	$ (393,161)	$ 3,591	$ (274,990)

Income (loss) per share - as reported, basic and diluted	$ 0.00	$ (0.02)	$ 0.00	$ 0.00

Income (loss) per share - pro forma, basic and diluted	$ 0.00	$ (0.04)	$ 0.00	$ (0.03)

                No compensation expense was recorded in the six-month period ended June 30, 2003 or 2002 for stock options granted to employees, directors or officers.

                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2003	2002

Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Risk-free interest rate	3.0%	3.0%
Expected life of options	5 years	5 years

NOTE 4. - EARNINGS PER SHARE

                In accordance with SFAS 128, "Earnings Per Share," the Company has reported basic earnings per share and diluted earnings per share. The Company determines the weighted average number of diluted common shares outstanding by applying the treasury stock method. For the three-month period ended June 30, 2003, under this method, the diluted weighted average number of common shares outstanding includes the impact of the assumed exercise of 1,138,750 stock options with exercise prices ranging from $0.15 to $0.24 per share. All other securities, consisting of 3,712,500 stock options and warrants with exercise prices ranging from $0.46 to $4.00, are anti-dilutive and have not been included in the calculation. For the six-month period ended June 30, 2003, the diluted weighted average number of common shares outstanding includes the impact of the assumed exercise of 438,750 stock options with exercise prices ranging from $0.15 to $0.21 per share. All other securities, consisting of 4,412,500 stock options and warrants with exercise prices ranging from $0.23 to $4.00, are anti-dilutive and have not been included in the calculation. The diluted weighted average number of common shares outstanding for the six-month period ended June 30, 2002 includes the impact of the assumed exercise of 2,335,000 stock options with exercise prices ranging from $0.48 to $0.88 per share. All other securities, consisting of 1,995,000 stock options and warrants with exercise prices ranging from $0.89 to $4.00, are anti-dilutive and have not been included in the calculation. For the three-month period ended June 30, 2002 all outstanding stock options and warrants have not been considered common stock equivalents because their assume exercise would be anti-dilutive for that period.

NOTE 5. - CONCENTRATION OF CREDIT RISKS

                At June 30, 2003 and December 31, 2002 the Company had four customers, which either represented in excess of 10% of trade accounts receivable at those dates or represented in excess of 10% of revenue for the six-month period ended June 30, 2003 or the year ended December 31, 2002. The percentage of period-end trade accounts receivable is computed based on trade accounts receivable net of any allowances for doubtful accounts:

		June 30, 2003	December 31, 2002

Customer 1	% of period end trade accounts receivable	24%	36%

	% of period revenue	16%	13%

Customer 2	% of period end trade accounts receivable	14%	17%

	% of period revenue	14%	27%

Customer 3	% of period end trade accounts receivable	Less than 10%	13%

	% of period revenue	Less than 10%	Less than 10%

Customer 4	% of period end trade accounts receivable	Less than 10%	Less than 10%

	% of period revenue	13%	Less than 10%

NOTE 6. - CAPITAL STOCK

                On February 4, 2003, the Company issued 160,000 common shares to directors for services rendered and to be rendered as part of the directors' compensation package for 2003. The Company's common shares were trading at $0.21 per share on that day and, accordingly, a value of $33,600 has been ascribed to this aspect of the directors' compensation package for fiscal 2003. This amount is being included in the determination of income on a straight-line basis throughout fiscal 2003. The excess of the value ascribed to the directors' services over the amount included in the determination of income for the period is included as a component of "Unearned common stock and option compensation" included in Stockholders' Equity. On May 7, 2003, a further 15,000 common shares were issued to a new director for services to be rendered as part of the directors' compensation package for 2003. The Company's common shares were trading at $0.15 per share on that day and, accordingly, a value of $2,250 has been ascribed to this aspect of the directors' compensation package for fiscal 2003. This amount is being included in the determination of income on a straight-line basis for the balance of fiscal 2003. The excess of the value ascribed to the directors' services over the amount included in the determination of income for the period is included as a component of "Unearned common stock and option compensation" included in Stockholders' Equity".

NOTE 7. - PATENT

                Subsequent to June 30, 2003, the Company received the final documentation on the granting of a patent that the Company had been anticipating receiving since the fourth quarter of fiscal 2002. This U.S. patent, # 6,585,590, relates to a "new method and system of operating a bingo game on the Internet". The patent was filed, and is therefore effective from, March 12, 2001 and has a term of 20 years. The Company is presently in the process of identifying parties that may have infringed, and may be continuing to infringe, on this patent and the Company may take action to affirm its intellectual property rights. It is, however, premature to predict the amount of any compensation that the Company may be entitled to for any unauthorized past use of this patent or any authorized continuing use of this patent. The Company would also be in no position presently to estimate any recoverable portion of any such compensation.

NOTE 8. - TSX VENTURE EXCHANGE LISTING

                During the three-month period ended June 30, 2003, the Company substantially completed the process of submitting an application to obtain a listing on the TSX Venture Exchange. Third party costs incurred through June 30, 2003 approximated $61,000 and represented sponsorship fees together with legal and accounting fees. The Company's common shares will continue to trade on the OTCBB.

NOTE 9. - DIFFERENCES BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

                These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). Reference should be made to note 11 of the Company's annual consolidated financial statements filed with the Securities and Exchange Commission under cover of Form 8K for a description of the differences between U.S. GAAP and accounting principles generally accepted in Canada. No additional reconciling items have been identified in the three-month and six-month periods ended June 30, 2003 and 2002.

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

The United States dollar is the principal currency of the Company and accordingly the financial statements of the Company are expressed in United States dollars. The Company derives all of its revenues in United States dollars. Certain of the Company's expenses are incurred in Canadian dollars and these expenses are converted into United States dollars at the exchange rates on the transaction dates. The Canadian dollar has increased in value against the U.S. dollar by approximately 6.3% between December 31, 2002 and March 31, 2003 and a further 8.8% between April 1, 2003 and June 30, 2003. As a consequence, the Company has incurred additional cost from those expenses denominated in Canadian dollars, which are higher when recorded in U.S. dollars during the three-month periods ended March 31, 2003 and June 30, 2003. However, the Company maintains certain monetary assets denominated in Canadian dollars. The Company has recorded a gain on the conversion of these monetary assets to U.S. dollars as at March 31, 2003 and as at June 30, 2003. The net impact of these foreign exchange effects in the three-month period ended March 31, 2003 has not been material. The net impact of these foreign exchange effects in the three-month period ended June 30, 2003 is estimated as net additional expenses of approximately $50,000 (compensation costs of approximately $44,500 and overhead costs of approximately $5,500). Further increases in the value of the Canadian dollar will adversely impact on the results of operations of the Company. For the three-month period ended June 30, 2003, the average exchange rate was Cdn. $ 1.00 equal to U.S. $0.72. For the three-month period ended June 30, 2002, the average exchange rate was Cdn. $ 1.00 equal to U.S. $0.64. Quarter over quarter, this represents a 12.5% strengthening in the average value of the Canadian dollar. For the six-month period ended June 30, 2003, the average exchange rate was Cdn. $ 1.00 equal to U.S. $0.69. For the six-month period ended June 30, 2002, the average exchange rate was Cdn. $ 1.00 equal to U.S. $0.64. Year over year, this represents a 7.8% strengthening in the average value of the Canadian dollar. Since June 30, 2003, the Canadian dollar has weakened against the U.S. dollar and is 5.3% weaker as of July 31, 2003.

Critical Accounting Policies

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These accounting principles require that management make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to periodic evaluation. Management believes that the estimates, judgments and assumptions upon which management relies are reasonable based upon information available to management at the time these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent that there are material differences between these estimates, judgments or assumptions and actual results, the Company's consolidated financial statements will be affected. The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the reported financial results include the following:

·	Revenue Recognition
·	Accounting for Research and Development Costs
·	Accounts Receivable

Revenue Recognition

Revenue recognition rules for software development companies are very complex. The Company follows very specific and detailed guidance in measuring revenue. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2 Software Revenue Recognition" The Company's intention in complying with these accounting regulations is to minimize the application of estimates, judgments and assumptions in the revenue recognition process. The Company generates several types of revenue in its operations.

Installation fees are recognized when the Company has delivered, installed and integrated its software at the licensee's place of operation and collection is assured. Delivery, installation and integration are confirmed by the receipt of a Confirmation of Software Delivery certificate from the licensee.  The Company uses the standard of assurance of cash collection as there is limited history on which to base credit assessments with new licensees and the Company generally has limited ability to pursue the non-payment of amounts owed given that the Company's customers operate in foreign jurisdictions. The assessment that cash collection is assured at the financial reporting date is based on the receipt of cash by the Company within the period subsequent to the financial reporting date through the date that the Company takes to complete its period-end financial reporting process. If collection is not assured, amounts billed are classified as deferred revenue until they are subsequently collected. Revenue attributable to undelivered elements, including the commitment for technical support and future upgrades, is based on the average sales price of those elements and is recognized ratably on a straight-line basis over the license term. If the average sales price of the undelivered item is not readily determinable, based on vendor specific objective evidence, the entire payment received in advance is deferred and recognized ratably on a straight-line basis over the license term.

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

Accounting for Research and Development Costs

The Company invests significant resources in the ongoing improvement of its existing software products and the development of new and enhanced software products. Based on the present maturity of the Company's software products, all software development efforts would be considered product enhancements rather than the creation of new software products. The Company has carefully reviewed the provisions of Statement of Financial Accounting Standard ("SFAS") 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," and had concluded through December 31, 2002 that no material amounts would qualify for deferral under this pronouncement and accordingly, all computer software development costs through December 31, 2002 have been expensed as incurred. The Company had previously noted that it expected that the requirements for computer software development costs to be deferred could be met in fiscal 2003. This expectation was based on two concurrent developments. Firstly, the Company has enhanced its management processes with respect to software development projects. Second, the Company has implemented a third-party software tool to facilitate the tracking and assessment of development projects. Accordingly, the Company commenced deferring certain software development costs during the three-month period ended March 31, 2003. Such deferral of costs begins with the attainment of technical feasibility of development projects and ends upon the completion of development projects. With respect to the definition of the technical feasibility of development projects, the Company has adopted a definition that reflects its internal management processes as follows. A development project is considered technically feasible when the Requirements Document has been completed and when the Product Steering Committee of the Company has approved the Requirements Document. The Requirements Document specifies the functionality required from the software product and provides the detail that the software engineers require to develop the final software product. The Product Steering Committee of the Company is the highest level of management approval for software development projects. Its role is to ensure that the Company's development processes have been followed, that the development project is feasible and that the Company can expect an acceptable economic return from the execution of the development project. Once the project is approved by the Product Steering Committee, the Company has committed to complete the project and to allocate sufficient resources to it. With respect to the definition of the completion of development projects, a project is considered complete when the software product has been beta tested and is available for release to customers. Once software development projects are complete, the aggregate costs are to be amortized on a straight-line basis over 36 months. Three-years is the Company's assessment of the life-cycle of its software products.

In addition, it will be necessary to undertake a periodic review of the recoverability of deferred amounts against the net realizable value of such deferred costs, which will include an estimate of future revenues from certain products. Aggregate anticipated software development project costs are compared to anticipated marginal revenues from the software product over a three-year period which is the anticipated life-cycle of the software product. With respect to the calculation of anticipated marginal revenues, certain estimates have to be derived resulting from the application of judgments and assumptions. Estimates include the activity level to be generated by customers and the enhancement to the Company's revenue from higher levels of customer activity. Further, additional revenue from new customers is included in the estimate of future revenue. Such customers must at least be at a letter of intent stage in the sales process to be included in the revenue projections from the software products under development. In deriving these estimates, management has adopted an initial prudent approach with respect to anticipated revenue enhancements.

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

In addition to the matters discussed under Critical Accounting Policies above, the Company has chosen to account for its stock option plans utilizing the intrinsic value method specified under APB Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS 123, "Accounting for Stock-Based Compensation," and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the pro-forma effects on reported net income had the Company elected to recognize compensation costs based on the fair value of the stock options at the grant date are disclosed in Note 3 to the consolidated interim financial statements along with the assumptions used in the determination of the fair value of the options granted. The Company does not presently intend to adopt the fair value method of accounting for stock options granted to employees.

In many cases, the accounting treatment of a particular transaction is prescribed by U.S. GAAP and, accordingly, management does not apply judgment in the application of U.S. GAAP. There are also areas in which management's judgment in selecting amongst available alternatives would not produce a materially different result. The Company's senior management has reviewed these critical accounting policies and related disclosures with the audit committee of the board of directors of the Company. See Note 1 to the consolidated financial statements of the Company included with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 which contains further information regarding the Company's accounting policies and other disclosures required by U.S. GAAP.

Selected Financial Information

The following tables set forth selected information from the statements of income (loss) for the three-months and six-months ended June 30, 2003 and 2002 and the balance sheets as at June 30, 2003 and December 31, 2002.

Selected Statement of Income (Loss) Information

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2003	2002	2003	2002

Revenues	$ 989,236	$ 829,289	$ 1,916,956	$ 2,063,324
Expenses	979,714	1,140,483	1,833,187	1,992,012
Net income (loss)	5,713	(202,861)	50,262	26,643

Selected Balance Sheet Information
	As at June 20, 2003	As at December 31, 2002

Current assets	$ 1,420,201	$ 1,656,430
Current liabilities	217,194	393,592
Stockholders' equity	1,455,712	1,383,817

Review of the three-month period ended June 30, 2003, compared with the three-month period ended June 30, 2002

Revenues increased to $989,236 for the three-month period ended June 30, 2003, from $829,289 for the comparable 2002 quarter.

Royalty revenue increased to $894,464 for the three-month period ended June 30, 2003, from $684,193 for the comparable 2002 quarter reflecting the increased number and revenue activity of the Company's licensees. The increase was achieved notwithstanding that the royalty rates in effect for the three-month period ended June 30, 2003 were lower than those in place for the comparable 2002 quarter. In mid fiscal 2002, the Company reduced the royalty rates for a number of licensees. The objective of these royalty rate amendments was the standardization of royalty rates to market rates across the Company's customer base. A consequence of this competitive action was a general reduction in royalty revenue by licensee and in aggregate. Despite the royalty rate amendments, the increased activity of existing customers and the activity of new customers was sufficient for royalty revenue for the three-month period ended June 30, 2003 to establish a new record for quarterly royalty revenue for the Company. The prior record was $766,977, which was earned in the three-month period ended December 31, 2001.

Installation fees were $56,272, compared to $84,771 for the comparable quarter in 2002. This represents fees recognized on the delivery of the Company's software to one licensee site during the three-month period ended June 30, 2003 and recognition of the balance of installation fees on two customer sites where the full installation fees could not be recognized in the quarter of the installation. The new customer site installation during the three-month period ended June 30, 2003 did not contribute to royalty revenue during the three-month period ended June 30, 2003 and is expected to contribute to royalties in the third quarter.

e-digital and support services revenue decreased to $38,500 for the three-month period ended June 30, 2003 from $60,325 for the comparable 2002 quarter. As the Company no longer actively markets e-digital services, revenue from this source has fallen as expected and as discussed in prior quarters.

During the three-month period ended June 30, 2003, three customers represented revenues of 23%, 15% and 14%, respectively. For the three-month period ended June 30, 2002, these customers represented the following percentages of revenue, respectively, 13%, 34% and 8%. If the Company lost any of these customers or any of them became insolvent and could not pay the balances owed to the Company it would have a material negative impact on the financial condition and results of operations of the Company.

Total expenses decreased to $979,714 for the three-month period ended June 30, 2003 from $1,140,483 for the comparable 2002 quarter. While there has been a decrease in the average staffing complement of approximately two employees for the three-month period ended June 30, 2003 compared to the equivalent quarter in fiscal 2002, there have been a number of mix changes within the headcount pool. As a consequence, overall compensation costs have increased by approximately $164,000, including an estimated $44,500 for foreign exchange effects. This increase reflects the appointment by the Company of several new members of management and staff and compensation increases for existing members of management and staff. At June 30, 2003, there were 44 full-time employees and consultants, unchanged from the figure at June 30, 2002. Other cost components decreased, on a net basis, by approximately $325,000. Although approximately $61,000 was incurred in the quarter relating to costs associated with the Company's TSX Venture Exchange listing application, there was a reduction in expenses of approximately $110,000 from the deferral of certain software development costs discussed below. In addition, during the three-month period ended June 30, 2002 a non-recurring loss on contractual settlement was incurred in the amount of $345,207. On June 28, 2002, the Company entered into an interim agreement with its principal customer which resulted in aggregate accounts receivable owed as at May 31, 2002 in the amount of $345,207 not being collected.

Sales, marketing and services to licensees expenses decreased to $176,083 for the three-month period ended June 30, 2003 from $205,346 for the comparable 2002 quarter. The decrease reflects the Company's decision in the third quarter of fiscal 2002 to curtail e-digital and systems consulting service activities to reflect marketplace opportunities. As a consequence, compensation costs for these activities have decreased by approximately $3,000, net of a $6,000 increase for exchange effects, for the three-month period ended June 30, 2003 compared to the equivalent quarter in fiscal 2002 following the reduction in headcount in this area. In addition, costs incurred for attendance at trade shows were $19,000 less in the three-month period ended June 30, 2003 than in the comparable 2002 quarter. Sales, marketing and services to licensees expenses represented 18% of revenues for the three-month period ended June 30, 2003 and 25% for the comparable 2002 quarter.

Gross research, software development and support service expenses, before the deferral of certain software development costs under the provisions of SFAS 86 as discussed in the next paragraph, increased to $454,566 for the three-month period ended June 30, 2003, from $371,405 for the comparable 2002 quarter. This increase resulted from the consequence of continuing to hire additional software developers to improve and diversify the Company's products and services to reflect the growing demand realized, and anticipated, for these products and services. Compensation costs increased by approximately $95,000, including an estimated $31,000 for exchange effects, in the three-month period ended June 30, 2003 compared to the equivalent 2002 quarter. Gross research, software development and support service expenses represented 46% of revenues for the three-month period ended June 30, 2003, compared to 45% for the comparable 2002 quarter.

For the three-month period ended June 30, 2003, $110,431 of software development costs have been deferred under the provisions of SFAS 86 related to the continuing development of downloadable Flash versions of the Company's suite of casino games and the commencement of the development of new and/or enhanced Keno and Slots games. It is anticipated that the Company will incur no further costs on the development of downloadable Flash versions of the Company's suite of casino games and that the aggregate development costs on this project of approximately $121,000 will be amortized commencing in the third quarter of fiscal 2003. It is anticipated that the Company will incur a further $340,000 of expenses in developing Keno and Slots software products prior to their commercialization. The release date for these products is anticipated to be late in the third quarter of fiscal 2003, and the Company anticipates earning marginal revenue from the licensing of these software products to existing clients late in the third quarter of fiscal 2003. Deferred software development costs are to be amortized over a 36-month period, which is the Company's general assessment of the economic life of its software products. Accordingly, net research, software development and support services expenses for the three-month period ended June 30, 2003 were $344,135 or 35% of revenue for the period.

General and administrative expenses increased to $398,718 for the three-month period ended June 30, 2003, from $218,525 for the comparable 2002 quarter. The increase primarily results from increased remuneration to employees and consultants of approximately $72,000, including an estimated $7,500 for exchange effects, and an increase in premises costs of approximately $23,000, following an increase in the amount of rented space used by the Company in late fiscal 2002. Professional fees for strategic marketing services, compliance services, directors' fees and other advisory fees were higher by approximately $65,000 during the quarter and depreciation was higher by approximately $13,000. As a partial offset, there was a $34,000 decrease in legal fees for the three-month period ended June 30, 2003 compared to the same quarter in the prior year. General and administrative expenses represented 40% of revenue for the three-month period ended June 30, 2003 compared to 26% for the equivalent 2002 quarter.

Loss on contractual settlement in the three-month period ended June 30, 2002 was $345,207. On June 28, 2002, the Company entered into an interim agreement with its principal customer which resulted in aggregate accounts receivable owed as at May 31, 2002 in the amount of $345,207 not being collected. This item is described as loss on contractual settlement in the statement of income (loss).

Net income increased to $5,713 for the three-month period ended June 30, 2003, from a net loss of $202,861 for the comparable 2002 quarter. As the Company increases the number of its licensees and introduces new products it is anticipated that profitability will continue to improve. The income tax provision for the three-month period ended June 30, 2003 increased to $3,809 from an income tax benefit of $108,333 for the comparable 2002 quarter.

Review of the six-month period ended June 30, 2003 compared with the six-month period ended June 30, 2002

Revenues decreased to $1,916,956 for the six-month period ended June 30, 2003, compared to $2,063,324 for the comparable period in 2002.

Royalty revenue increased to $1,627,714 for the six-month period ended June 30, 2003 compared to $1,347,738 for the comparable period in 2002 reflecting the increased number and activity of the Company's licensees. The increase was achieved notwithstanding that the royalty rates in effect for the six-month period ended June 30, 2003 were lower than those in place for the comparable 2002 period. As discussed above, the Company reduced the royalty rates for a number of licensees in mid fiscal 2002. A consequence of this competitive action was a general reduction in royalty revenue by licensee and in aggregate. During the six-month period ended June 30, 2003, the offset to this royalty revenue reduction from the increased contribution from both the increased activity of existing customers and the activity of new customers was sufficient for royalty revenue for the six-month period ended June 30, 2003 to be 21% higher than in the prior year.

Installation fees, representing fees recognized on the delivery of the Company's software to licensees, decreased to $212,042 during the six-month period ended June 30, 2003 compared to $490,996 for the comparable period in 2002. These installation fees represented the installation of the Company's software to five licensee sites during the six-month period ended June 30, 2003. During the six-month period ended June 30, 2002, seven new client sites were installed. For those sites installed in 2003, four of these sites derived royalty income in the six-month period ended June 30, 2003. Royalty revenue from the remaining site is expected to commence in the third quarter of 2003.

e-digital and support services revenue decreased to $69,700 for the six-month period ended June 30, 2003 compared to $224,590 for the comparable period in 2002. As the Company no longer actively markets e-digital services, revenue from this source has fallen as expected and as discussed in prior quarters.

During the six-month period ended June 30, 2003, three customers represented revenues of 17%, 14% and 13%, respectively. For the six-month period ended June 30, 2002, these customers represented the following percentages of revenue, respectively, 10%, 30% and 7%. If the Company lost any of these customers or any of them became insolvent and could not pay the balances owed to the Company it would have a material negative impact on the financial condition and results of operations of the Company.

Total expenses decreased to $1,833,187 for the six-month period ended June 30, 2003 compared to $1,992,012 for the comparable period in 2002. While there has been a decrease in the average staffing complement of approximately three employees for the six-month period ended June 30, 2003 compared to the equivalent period in fiscal 2002, there have been a number of mix changes within the headcount pool. As a consequence, overall compensation costs have increased by approximately $296,000, including an estimated $44,500 for foreign exchange effects. This increase reflects the appointment by the Company of several new members of management and staff and compensation increases for existing members of management and staff. At June 30, 2003, there were 44 full-time employees and consultants, unchanged from the figure at June 30, 2002. Other cost components decreased, on a net basis, by approximately $455,000. Although approximately $61,000 was incurred in the period relating to costs associated with the Company's TSX Venture Exchange listing application, there was a reduction in expenses of approximately $166,000 from the deferral of certain software development costs discussed further below. In addition, during the three-month period ended June 30, 2002, a one-time charge of approximately $345,000 was incurred pursuant to a contractual settlement.

Sales, marketing and services to licensees expenses decreased to $326,088 for the six-month period ended June 30, 2003 from $421,927 for the comparable period in 2002. The decrease reflects the Company's decision in the third quarter of fiscal 2002 to curtail e-digital and systems consulting service activities to reflect marketplace opportunities. As a consequence, compensation costs for these activities have decreased by approximately $37,000, net of a $6,000 increase for exchange effects, for the six-month period ended June 30, 2003, compared to the comparable quarter in fiscal 2002 following the reduction in headcount in this area. In addition, costs incurred for attendance at trade shows were $19,000 less in the six-month period ended June 30, 2003 than in the equivalent 2002 quarter. Sales, marketing and services to licensees expenses represented 17% of revenues for the three-month period ended June 30, 2003 and 20% for the comparable 2002 period.

Gross research, software development and support services expenses increased to $837,054 for the six-month period ended June 30, 2003 compared to $744,507 for the comparable period in 2002. This increase resulted from the consequence of continuing to hire additional software developers to improve and diversify the Company's products and services to reflect the growing demand realized, and anticipated, for these products and services. Compensation costs increased by approximately $199,000, including an estimated $31,000 for exchange effects, in the six-month period ended June 30, 2003 compared to the equivalent2002 quarter. As an offset, in the six-month period ended June 30, 2002, research, software development and support service expenses costs included a charge in the amount of $90,000 for a one-time non-recurring buyout of an existing management contract which would have otherwise have expired in December 2002. Gross research, software development and support service expenses represented 44% of revenues for the six-month period ended June 30, 2003, compared to 36% for the comparable 2002 period.

For the six-month period ended June 30, 2003, $166,222 of software development costs have been deferred under the provisions of SFAS 86 related to the development of downloadable Flash versions of the Company's suite of casino games and the development of new and/or enhanced Keno and Slots games. It is anticipated that the Company will incur no further costs on the development of downloadable Flash versions of the Company's suite of casino games, and that the aggregate development costs on this project of approximately $121,000 will be amortized commencing in the third quarter of fiscal 2003. It is anticipated that the Company will incur a further $340,000 of expenses in developing the Keno and Slots projects software products prior to the commercialization of these software products. The release date for these products is anticipated to be late in the third quarter of fiscal 2003 and the Company anticipates earning marginal revenue from the licensing of these software products from existing clients late in the third quarter of fiscal 2003. Deferred software development costs are to be amortized over a 36-month period, which is the Company's general assessment of the economic life of its software products. Accordingly, net research, software development and support services expenses for the six-month period ended June 30, 2003 were $670,832 or 35% of revenue for the period.

General and administrative expenses increased to $775,489 for the six-month period ended June 30, 2003, from $480,371 for the comparable period in 2002. The increase primarily results from increased remuneration to employees and consultants of approximately $134,000, including an estimated $7,500 for exchange effects, and an increase in premises costs, following an increase in the amount of rented space used by the Company in late fiscal 2002, of approximately $43,000. Professional fees for strategic marketing services, compliance services, directors' fees and other advisory fees were higher by approximately $108,000 during the quarter and depreciation was higher by approximately $23,000. As a partial offset, there was a $34,000 decrease in legal fees for the six-month period ended June 30, 2003 compared to the same period in the prior year. General and administrative expenses represented 40% of revenue for the six-month period ended June 30, 2003, compared to 23% for the equivalent 2002 period.

Loss on contractual settlement in the six-month period ended June 30, 2002 was $345,207. On June 28, 2002, the Company entered into an interim agreement with its principal customer which resulted in aggregate accounts receivable owed as at May 31, 2002 in the amount of $345,207 not being collected. This item is described as loss on contractual settlement in the statement of income (loss).

Net income for the six-month period ended June 30, 2003 increased to $50,262 from $26,643 for the comparable period in 2002. The income tax provision for the six-month period ended June 30, 2003 decreased to $33,507 from $44,669 for the comparable period in 2002. The effective tax rate for the six-month period ended June 30, 2003 was 40% compared to 63% for the comparable period in the prior year. In 2002, certain adjustments were recorded on filing the Company's 2001 income tax returns which increased the effective income tax rate during the three-month period ended June 30, 2002. These adjustments did not recur in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had cash and cash equivalents of $456,241, compared with $938,705 at December 31, 2002.

At June 30, 2003, the Company had working capital of $1,203,007 compared with $1,262,838 at December 31, 2002. There was a decrease in net income taxes recoverable following the receipt of refunds with respect to the Company's 2002 and 2001 taxation years from the Internal Revenue Service in the amount of $118,878, offset by a payment to the Canadian taxation authorities of $1,224 and by the current income tax provision for the six-month period ended June 30, 2003 of $32,981. Trade accounts receivable increased by $305,732 between December 31, 2002 and June 30, 2003. Of this increase, approximately $125,000 reflects the increase in accounts receivable from increases in revenue, and approximately $180,000 reflects deterioration in the ageing of accounts receivable. This deterioration relates to a number of certain specific accounts. Management is pursuing payment in all cases and does not believe that there is any present need to increase the allowance for doubtful accounts for any of these specific accounts. At June 30, 2003, there were two customers which represented in excess of 10% of net trade accounts receivable at 24%, and 14%, respectively. At June 30, 2002, these customers represented 12% and 59% of net trade accounts receivable, respectively. If the Company lost any of these customers or any of them became insolvent and could not pay the balances owed to the Company it would have a material negative impact on the financial condition and results of operations of the Company.

As discussed above, the Company deferred $110,431 of software development costs during three-month period ended June 30, 2003.

At June 30, 2003, total assets decreased to $1,739,395 from $1,777,409 at December 31, 2002.

At June 30, 2003, total liabilities decreased to $283,683 from $393,592 at December 31, 2002. The decrease primarily represent the settlement during the period of remaining obligations as at December 31, 2002 on the Company's restructuring reserve and the Company's legal settlement reserve, offset by the increase in the deferred income tax liability. The Company anticipates that it will continue to be able to deduct software development costs currently for income tax return purposes. Accordingly, the deferral of costs of software development projects as at June 30, 2003 has resulted in the recognition of a deferred income tax liability of $66,489.

Net cash used in operating activities was $239,544 for the six-month period ended June 30, 2003 compared with net cash provided by operating activities of $37,237 for the comparable 2002 period. The use of cash in the period results primarily from the increase in trade accounts receivable balances, the settlement of certain reserves in place at December 31, 2002 and the decrease in deferred revenue, offset by the income tax refunds referred to above.

Cash of $76,698 was used during the six-month period ended June 30, 2003 to acquire fixed assets including $38,010 paid on the purchase of a specific software tool to assist with the management of the Company's software development projects. The balance represents ongoing expenditures on enhancements to the Company's computer hardware and software. In addition, as discussed above, the Company deferred $166,222 of software development costs during the six-month period.

On February 4, 2003, the Company issued 160,000 common shares to directors for services rendered and to be rendered as part of the directors' compensation package for 2003. The Company's common shares were trading at $0.21 per share on that day and, accordingly, a value of $33,600 has been ascribed to this aspect of the directors' compensation package for fiscal 2003. This amount is being included in the determination of income on a straight-line basis throughout fiscal 2003. On May 7, 2003, a further 15,000 common shares were issued to a new director for services to be rendered as part of the directors' compensation package for 2003. The Company's common shares were trading at $0.15 per share on that day and, accordingly, a value of $2,250 has been ascribed to this aspect of the directors' compensation package for fiscal 2003. This amount is being included in the determination of income on a straight-line basis for the balance of fiscal 2003. The excess of the value ascribed to the directors' services over the amount included in the determination of income for the period is included as a component of "Unearned common stock and option compensation" included in Stockholders' Equity. In addition, during the three-month period ended March 31, 2003, 25,000 non-qualified stock options were issued to a consultant for services to be rendered throughout fiscal 2003. Pursuant to the provisions of SFAS 123, the fair value of these options has been determined in the amount of $4,344 using the Black-Scholes pricing model. This amount is being included in the determination of income on a straight-line basis throughout fiscal 2003. The excess of the value ascribed to the consultant's services over the amount included in the determination of income for the period is included as a component of "Unearned common stock and option compensation" included in Stockholders' Equity.

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

RISKS AND UNCERTAINTIES

The Company has identified that there is uncertainty in North America relating to the lawfulness of Internet gaming. As such, notwithstanding the fact that its licensees operate from countries where such business is lawful if licensed, governments elsewhere, including the federal, state or any local governments in the United States, may take the position that the Company's software and support systems are being played and or used unlawfully in their jurisdiction. Accordingly, the Company may face criminal prosecution in any number of jurisdictions for aiding and abetting others, such as its licensees, in operating an illegal gaming operation. The Company has devoted only limited resources to investigating the legal climate in which it operates. Many of the issues facing the Company are the same as those facing all other e-commerce and other Internet software providers and traditional software providers, as current laws are not clear as to who, if anyone, has jurisdiction over Internet-based commerce. A number of bills have been introduced in the United States House of Representatives to expressly ban Internet gaming. To date all of these proposals have been defeated. Although the Company intends to do business worldwide, any enforceable ban on Internet gaming in the United States would have a material adverse effect on the operations of the Company's licensees and, as a consequence, could have a short-term and long-term impact on the scope and growth of the Company's business including both its liquidity and its revenues from operations.

IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its business.

Item 3. - Controls and Procedures

As of the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner. Management will continue to review this matter with particular emphasis on the documentation of the Company's disclosure controls and procedures. There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 2. - Changes in Securities and Use of Proceeds

(a) On May 7, 2003, the Company issued 15,000 shares of common stock to a director in compensation for services rendered as a director. The issuance of such shares was exempt from registration pursuant to Section 4(2) as a transaction not involving a public offering.

Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits.
Exhibit No. 31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit No. 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.
On May 12, 2003, the Company filed Form 8-K to supply its May 8, 2003 earnings release for the three-month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOT COM ENTERTAINMENT GROUP, INC.
(Registrant)

Date: August 14, 2003	/s/ DAVID OUTHWAITE
David Outhwaite
Chief Executive Officer
Date: August 14, 2003	/s/ DAVID CALLANDER
David Callander
Chief Financial Officer

EXHIBIT INDEX
Exhibit No. 31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit No. 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002